Form 10-K
period 1994-12-31
ALBA WALDENSIAN INC
filed 1995-04-11
CIK 3292

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                      ____________________________



                              FORM 10-K



{x}  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934



            For the fiscal year ended December 31, 1994

{TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934



For transition period from..................... to .........................
   Commission file number 1-6150



                          ALBA-WALDENSIAN, INC.

         (Exact name of registrant as specified in its charter)



DELAWARE                                   56-0359780
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

201 St. Germain Avenue, S.W.
P.O. Box 100 Valdese, North Carolina             28690
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:    704-874-2191



Securities registered pursuant to Section 12 (b) of the Act:



COMMON STOCK ($2.50 PAR VALUE)       AMERICAN STOCK EXCHANGE
( Title of class)                (Name of exchange on which registered)

Securities registered pursuant to Section to Section 12(g) of the Act: None



Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   .  No



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((Section Mark).229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. { }



State the aggregate market value of the voting stock held by the non-affiliates of the registrant: Approximately $9,701,719 as of February 27, 1995.



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,863,153 shares of Common Stock ($2.50 par value) as of February 27, 1995.



                DOCUMENTS INCORPORATED BY REFERENCE



Portions of the Company's Annual Report for the fiscal year ended December 31, 1994 are incorporated by reference into Parts
I and II.



Portions of the Company's Proxy Statement for the 1994 Annual
Meeting of Stockholders are incorporated by reference into Parts
I and III.





                   Page 1 of  27 pages (including exhibits)

                   The Exhibit Index is located on page 24.

                           PART I

Item 1.    Business.

General Development of Business

     Alba-Waldensian, Inc., (the "Company" manufactures a variety of knitted apparel and health care products in four plants in Valdese, North Carolina and markets the products through four divisions, the Consumer Products Division, the Health Products Division, the Alba Direct Division and the
Byford Apparel Division. In 1992 the Company purchased the inventory and the rights to the name in the US for Byford apparel. The Company imports high quality socks and sweaters from various locations overseas and markets them under the Byford name to specialty and better department stores. Also in 1992, the Company began to search for a suitable acquisition for its Health Products Division and on November 30, 1994 acquired the Pulsitate Anti-Embolism Systems (P. A. S.(Register Mark)) business from Baxter Healthcare Corporation. The purchase consisted mainly of inventory and the rights to the P. A. S. (Register Mark) name. The Company has been involved for many years as a supplier of an Anti-Embolism Compression Stocking which is a component of the P.A.S.(Register Mark) product.



     In February of 1994 the Company created AWI Retail, Inc., to market products directly to the consumer through retail outlet stores. AWI Retail Inc., is a wholly owned subsidiary of the Company and is part of the Alba Direct Division. AWI opened its first outlet store in November 1994 in Branson, Missouri.



     As discussed in more detail below, from 1990 through 1992 the Company consolidated and restructured certain of its operations and has greatly reduced or eliminated certain products and product lines. During 1991, the Company stopped the manufacture of men's socks. Also, during 1990 the Company completed the removal of certain unprofitable product lines, including tights and men's underwear. As a result of these moves, two production facilities were closed and remaining operations were combined into the existing plants. One of the closed facilities (the Waldensian plant) was sold in March 1992 and the other facility (the Pauline plant) was sold in 1990.



     In 1993, the Company developed a process to knit a seamless bra which was introduced to the market in 1994. This same process will be used to manufacture tank tops and body suits which will be introduced in 1995. The Company also plans to introduce a control version of these garments in the second half of 1995.



Financial Information About Industry Segments



     The Company is in a single line of business: the manufacturing, processing, importing and selling of knitted products, which consists of several classes. Accordingly, no segment information is presented.



Principal Products



     The principal products of the Company's four Divisions are described below. For additional discussion of the current status of each Division and its products, please see the Company's 1994 Annual Report to Shareholders, which contains information expressly incorporated herein by reference.



Consumer Products Division



     Products manufactured and sold by this Division include women's intimate apparel and women's hosiery products. Intimate apparel includes stretch bikinis, briefs and bodywear, as well as specially designed briefs for maternity wear. Women's hosiery products include sheer stockings, pantyhose, and trouser socks, primarily for large-size women and the maternity market.



     The Company has developed a process which makes it possible to knit bras, tank tops and body suits in seamless knitting equipment. This design technology, which has a patent pending, has allowed the company to significantly broaden its product offerings. The seamless knit bra was introduced in 1994 and the tank tops and body suits will be introduced in 1995.



     The Company uses state of the art computer-controlled circular-knitting technology. In addition, a significant portion of the Company's consumer products, including its women's intimate apparel, are produced on fine gauge full-fashion knitting equipment. Such equipment produces apparel that management believes is better fitting and therefore more comfortable. Management believes that, due to the limited availability of such equipment, few companies have the ability to produce a significant volume of these full-fashioned products.



     The Company did not renew for 1995 the license acquired
from Kayser-Roth Corporation in 1990 for No-Nonsense (Register Mark), or the license acquired from Leslie Fay Company in 1992 for the Leslie
Fay (Register Mark) name, both used in connection with women's hosiery
products.   Management's decision to terminate both license
agreements was based on the fact that the licenses no longer provided value  for the Company  and that both agreements had a
high minimum royalty payment.    Instead, the Company  plans to
put renewed emphasis on placing its All Day Long (Register Mark) brand in department stores.

Health Products Division



     Products manufactured and sold by this division are designed to assist in healthcare. They include anti-embolism stockings and pulsitate anti-embolism systems, an intermittent pneumatic compression device, both of which are designed to improve circulation and reduce the incidence of deep vein thrombosis; sterile wound dressings such as pre-saturated gauze, petrolatum and xeroform gauze, non-adhering dressings and gauze strips and XX-Span(Register Mark) dressing retainers, an extensible net tubing designed to hold dressings in place without the use of adhesive tape. All dressing products are used in wound care therapy, particularly for the treatment of burns.



         In addition, this division manufactures knitted
stockinette  in a variety of sizes which is used under fracture casts or sterile packaged for use as a supplemental drape in
surgical procedures.   Heel and elbow pads are XX-Span(Register Mark) sleeves
with an inner soft foam pad used to reduce pressure and the incidence of decubitus ulcers.

    Other products include slip-resistant patient treads, which are knitted, soft patient footwear with slip resistant soles to help prevent patient falls while keeping feet warm even while in bed; knitted arm sleeves, which provide protection to the skin of patients with poor circulation; blood filter sleeves which are a component used in blood filtering systems manufactured by others; and mesh panties, inexpensive stretch pants used to hold maternity pads or incontinent pads in place.



Byford Apparel Division



     The Byford division imports and markets a broad range of quality men's hosiery and sweaters. For the most part, Byford's socks are imported from the Byford mill in Leicester, England and supplemented with domestic sources. Sourcing for
Byford sweaters is more broadly based, with products coming from Coats Viyella mills in the UK, mills in the Far East, and domestic sweater producers. The men's hosiery incorporates fully reciprocated and reinforced heels and toes.



Alba Direct Division



     Alba Direct distributes products from the Consumer Products
Division, Byford Apparel Division, and Health Products Division to the independent specialty retail class of trade via telemarketing. Alba Direct has developed export customers in Japan and Turkey and is the primary group responsible for developing the Company's Consumer export business.



     In February of 1994, the Company created AWI Retail, Inc. to market products directly to the consumer through one of the fastest growing channels of distribution, the retail outlet store. AWI Retail, Inc. is a wholly owned subsidiary of the Company and operates as part of the Alba Direct Division.

AWI opened its first outlet store in November of 1994 in Branson, Missouri and will sell products from the Company's
Consumer Products and Byford Apparel Divisions.



Methods of  Distribution



     The Consumer Products Division markets its products directly to chain store organizations, which sell them under their own labels, and to several companies that market nationally advertised brands. The Company's products are sold throughout the United States through salaried and commissioned salesmen. Byford products are marketed primarily through men's specialty stores, both chains and independents.

 Products of the Health Products Division for use in hospitals are marketed to major distributors by the Company's sales representatives. These products are sold both under private label and under the company's own Life Span(Register Mark)
Label.  Alba Direct distributes branded  Consumer Products and
Health Products to the independent retail trade through telemarketing. Sales offices are located in Valdese, N.C. and in New York. Total expenses for marketing and selling of all products from the Company's continuing operations was 10.0% of sales in 1994, compared to 12.0% in 1993. The decrease from 1993 was mainly due to better cost control and the absence of incurred costs associated with a repackaging project and expenses related to the Leslie Fay(Register Mark) line. (See Management's Discussion and Analysis of Financial Conditions and Results of
Operations in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.)



Manufacturing



     From the 1920's to the 1940's, women's silk stockings were knitted to the shape of the leg on fine gauge full-fashion machines and were seamed up the back (because silk is an
inelastic yarn).   The introduction of stretch nylon yarn in the
early 1950's made it feasible to knit seamless stockings and, later, pantyhose on tubular knitting machines. When this occurred, the industry considered fine gauge full-fashion knitting equipment obsolete and production of this equipment here and in Europe ceased. Much existing equipment was destroyed and none has been manufactured since. However, in the mid-1950's, the Company developed a technique for producing stretch, one-size fits all panty products for women on this full- fashion knitting equipment. After some years of marketing development, the stretch panty product became quite successful, and, subsequently, the Company began using the same equipment to produce children's leotards and tights, and, later, men's underwear. During 1989 and 1990, men's underwear, children's leotards and tights were discontinued. Today the Company manufactures regular, plus-size and maternity panties on the full fashion knitting machines. In past years, the Company sought and acquired a significant number of fine gauge full-fashion knitting machines and also developed a substantial supply of spare parts. As a result, management believes that the Company now owns more fine gauge full-fashion knitting machines than any other manufacturer. Company technicians have developed the capability of rebuilding and refurbishing the equipment to meet new equipment efficiency and quality standards. The Company, through its training programs, has developed a corps of professional mechanics and knitters to continue efficient operation of these machines. The Company's present complement of full fashion knitting equipment is more than sufficient to produce the volume of its present full fashion sales, and it can produce or has produced any machine parts required for continuing operation of these machines.

      The balance of the company's products are manufactured on equipment generally available to the industry (even though some equipment is modified by the Company). The Company anticipates that capital expenditures for 1995 will be approximately $2,300,000 for the renovation of existing plant for replacement of older equipment and for the purchase of new knitting equipment to increase capacities.



Financial Information About Classes of Similar Products



     The Company is in a single line of business: manufacturing, processing and selling knitted products, consisting of several classes. The table below illustrates sales as a percentage of net dollar volume from continuing operations for each product class for each of the Company's last five years:


                             1994     1993     1992     1991      1990
Women's Intimate Apparel    40.2%     37.4%    43.8%     48.6%    44.3%
Men's Wear                   4.3       5.5      0.0       0.0      0.0
Women's Hosiery Products    17.4      19.2     19.1      15.7     19.0
Men's Hosiery                7.9       7.3      1.0       1.2      9.7
Health Products             30.2      30.6     36.1      34.5     27.0
                           100.0%    100.0%   100.0%    100.0%   100.0%

(Bullet)   Women's intimate apparel  consists of regular size bras, briefs and bodywear as well as maternity and plus size briefs.

(Bullet)   Mens wear consists of Byford Sweaters.

(Bullet)   Women's hosiery products consist of regular maternity and
plus-size panty hose, as well as trouser socks and thigh high hose.

(Bullet)   Men's hosiery consist of Byford socks and consumer products
Toesies (Service Mark).

(Bullet)   Health products consist of stockinettes, treads, arm sleeves, mesh panties, anti-embolism stockings, P.A.S. (Service Mark) sterile wound dressings, heel pads and elbow pads.



     Discontinued products are eliminated for the purpose of this table. The remaining sales percentages of each class were restated after this elimination to represent sales of each class as a percentage of net dollar volume from continuing product lines.



New Products or Segments



     The Company maintains an active research and development department that continually evaluates new products and process. Management also evaluates new products, business opportunities, and acquisitions on an on-going basis and could encounter an opportunity which would require substantial investment in the future. Such investments occurred in 1994 with the acquisition of the pulsitate anti-embolism business from Baxter Healthcare Corporation and in 1995 with the acquisition of the Balfour Health Products Division from Kayser-Roth Corporation. (See "Management 's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report to Shareholders).

Sources and Availability of Raw Materials



     The principal raw materials used by the Company in its manufacturing processes include various types of yarn, chemicals for dyeing and finishing and for impregnating medical products and packaging materials for all products. The Company acquires these materials from a number of sources and is not dependent on any one source for a significant amount of its raw materials.
 The Company anticipates no material change in either the availability or the cost of its raw materials.



Patents and Licenses



     The only material patents held by the Company are (1) for pantyhose with a terry crotch insert, which expired in 1992;
(2) for a device used to warm wet dressings; and (3) for a process covering the manufacture of dressings. The latter two patents expire in 2002. The Company or its subsidiary, Pilot
Research Corporation, holds numerous other patents that, because of obsolescence or other reasons, are not material to the Company's current operations. The Company licensed the No-Nonsense(Register Mark) Trademark in 1990 for an initial term of 3 years and seven months with renewal options after the expiration date.

The Company also licensed the Leslie Fay(Register Mark) trademark in 1992 for an initial term of three years. Management decided to terminate both license agreements at the end of 1994. Management's decision was based on the fact that these licenses no longer provided value for the Company and that the agreements carried a high minimum royalty payment.

Seasonality



     Sales tend to be fairly even throughout the year. For a tabular presentation of unaudited summary financial information on a quarterly basis, see the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.



Working Capital



     Differences resulting from seasonal fluctuations have not been sufficient to materially affect the Company's working capital requirements. The Company sells merchandise on consignment only on a limited basis. Returns are permitted when the quality of merchandise sold is below acceptable standards or when an error in completing an order occurs. The number and amounts of returns during fiscal 1994 did not have a material effect on working capital of the Company. Due to the various approaches to manufacturing and distribution used by the industry, the Company is not aware of any industry-wide norms relating to sale and delivery requirements. In Novemver 1994, working capital was adversely affected by the purchase of inventory related to the pulsitate anti-embolism system from Baxter Healthcare Corporation. This purchase was financed through short-term borrowings under a line of credit which management intends to convert to a long term note in 1995 with an amortization of 5 years.



Significant Customers



     Baxter Healthcare Corporation is the only customer that represents ten percent or greater of the Company's sales volume for the years ended in 1994, 1993 and 1992.

                                     1994           1993          1992
Baxter  Healthcare Corporation    $12,902,722    $13,610,937    $11,074,280
Percentage of sales                      22.8%          26.8%          27.3%



      While the loss of Baxter Healthcare Corporation would have a material adverse effect on the business of the Company, management believes that, because of the number of departments within this company to which it sells, the likelihood of a material amount of sales loss is reduced.



Government Contracts



     The Company did not have any business in 1994 subject to renegotiation of profits or termination of contracts at the election of the government.



Backlog



     The Company's backlog of firm orders at December 31, 1994 and 1993 was $2,173,893 and $2,526,727. A majority of the
Company's orders are for delivery within 30 to 60 days. The backlog figures, therefore, are not normally indicative of orders for the remainder of the year.



Competition



                 In addition to meeting the demands of the
normal hosiery and intimate apparel markets, the Company
specializes in producing garments for the hard-to-fit woman.
Consumer products are sold on a
private label basis through the nation's retail chains and
national brands.  Health care products for use in hospitals are marketed under private label to major distributors, supported by commissioned sales representatives.  In addition, health care products for use in the home have been introduced under private label and under the Company's own Life Span(Register Mark) label. Byford products are primarily marketed under the Byford name. The
Company  encounters substantial competition in the sale of its products from numerous competitors, a few of which are known to have larger sales and capital resources than  the Company.
Management is unable to estimate the number of   the Company's
competitors or its relative position among them. Management believes that the principal methods of competition in the markets in which the Company competes include price, delivery, performance, service and the ability to bring to the market innovative products. Management believes that the Company is competitive with respect to these factors but is unable to identify specific positive and negative aspects of the Company's business pertaining to such factors. (See also"
Management's Discussion and Analysis of  Financial Condition and
Results of Operations" in  the Company's  1994 Annual Report to Shareholders).



Research and Development



     The Company estimates that in 1994 it spent $376,008 in company-sponsored research and development projects through the Company's Research and Development Department and its wholly owned subsidiary, Pilot Research Corporation. This compares to $340,663 in 1993 and $186,542 in 1992. The Company did not
participate in 1994, 1993 or 1992 in any material customer sponsored research activities relating to the development or the improvement of existing products, services or techniques.

Environmental Regulations



     In the opinion of management, the Company and its subsidiaries are in substantial compliance with present federal, state and local regulations regarding the discharge of materials into the environment. Capital expenditures required to be made in order to achieve such compliance have had no material effect upon the earnings or competitive position of the Company or its subsidiaries. Management believes that continued compliance will require no material expenditures.



Government Regulation



     The Company is subject to various regulations relating to the maintenance of safe working conditions and manufacturing practices. In addition, certain of the products manufactured by the Health Products Division are subject to the requirements of the Food and Drug Administration with respect to environmentally controlled facilities. Management believes that it is currently in compliance with all such regulations.



Employees



     The Company  had 847 employees as of December 31, 1994.



Item 2.  Properties.



     The Company's principal physical properties are listed below:

                            Approximate

                              Square

Name        Location          Footage      Use
Alba        Valdese, NC       157,000      Knitting, Yarn
                                           Processing &
                                           Finishing
Knitting    Valdese, NC        18,000      Knitting (intimate apparel)
John Louis  Valdese, NC       178,300      Finishing
Pineburr    Valdese, NC        81,000      Knitting (hosiery & health
                                           care products)
Mainstreet  Valdese, NC        69,000      Finishing
Office      Valdese, NC        52,000      Corporate
                                           headquarters
Offices     New York City       2,488      Sales Offices
AWI Retail  Branson, MO         1,760      Retail Store


     All plants are of brick and steel construction, and most areas have been air conditioned. All have been maintained in working condition. The Company leases its New York City office and its Branson, MO retail store. The rest of the Company's physical properties are held in fee simple, subject to encumbrances that are described in Note 4 of Notes to Consolidated Financial
Statements in  the Company's  1994 Annual Report to
Shareholders, which information is incorporated herein by reference.

Item 3.  Legal Proceedings.



     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or which any of its properties is subject.



Item 4.  Submission of Matters to a Vote of Security Holders



     Not applicable.



PART II



Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.



     The information called for by this item appears beneath the heading "Stock Prices and Dividend Information" in the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference. The Company's $2.50 par value Common Stock is registered and traded on the American Stock Exchange under the symbol "AWS". The Board of Directors has no formal policy with respect to the payment of dividends and no such dividends have been declared or paid during the past three fiscal years.

Item 6.  Selected Financial Data.



    The information called for by this item appears beneath the
heading "Five-Year Selected Financial Data" in   the Company's
1994 Annual Report to Shareholders , which information is incorporated herein by reference.



Item 7.  Management's Discussion and Analysis of Financial
Conditions and Operations



     The information called for by this item appears beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.



Item 8.  Financial Statements and Supplementary Data.



     The information called for by this item appears   in the
Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.



Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.



  None.

                         PART III



Item 10.  Directors and Executive Officers of the Registrant.



     The information regarding Directors called for by this item appears beneath the heading "Information about Directors and Nominees for Director" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders, which information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.



Executive Officers



     The following table sets forth certain information about the Company's executive officers:

Name                                   Position with "the Company"

Thomas F. Schuster         52         President and Chief Executive
                                      Officer
Donald R. Denne            57         Senior Vice President and President
                                      of the Health Products Division
Thomas I. Nail             47         Treasurer, Secretary and Chief
                                      Financial Officer
Robert F. Fumento          48         Vice President and President of
                                      the Consumer Products Division
James Douglas Dickson      38         Assistant Secretary

Warren R. Nesbit           42         Vice President

Charles D.  Poteat         51         Vice President



     The following paragraphs set forth information concerning each executive officer's business experience:

     Mr. Thomas F. Schuster has been President and Chief
Executive Officer of  the Company  since August, 1992 and served as Executive Vice President and Chief Operating Officer from
February, 1992 to August  1992.  Prior to joining the Company, he was an Independent Consultant from 1989 until 1992, President of US Operations for a division of Coats Viyella (British
Corporation) from 1987 through 1989, and President and CEO of
The Great American Knitting Mills Division of Cluett Peabody,
1983 - 1986.   Prior to this Mr. Schuster held an equity
position with Hartmann Luggage Company, and progressively more responsible marketing positions with various large organizations. Mr. Schuster holds a B. A. degree from Tufts University and an M.B.A. from Harvard Business School.



     Mr. Donald R. Denne joined the Company in 1987 as a Corporate Vice President and President of the Health Products Division. Prior to joining the Company, Mr. Denne served as Vice President of Marketing for General Medical Corporation, Vice President of Health Products for Work Wear Corporation, and Vice President for Business Planning for American Hospital Supply.



     Mr. Thomas I. Nail joined the Company as Chief Financial Officer in March of 1994. He was elected as Secretary and Treasurer of the Corporation in May of 1994. Prior to joining the Company, Mr. Nail served as Vice President of Finance and as a member of the Board of Directors of Burke Mills, Inc. for approximately six years. Mr. Nail served as Controller of Intercomp Wire and Cable, a subsidiary of Insilco, Inc. from 1985 to 1987. Mr. Nail has a degree in Business from Auburn University.



     Mr. Robert F. Fumento was elected Vice President of the Company and President of the Consumer Division in August , 1992. Prior to joining the Company, Mr. Fumento served as President of No-Nonsense Division of Exquisite Form. From 1984 until 1989, Mr. Fumento served as Vice President, General Manager for the Apparel Division of Totes, Inc. Prior to this he served in various marketing and sales management positions following the receipt of his B.B.A. from Villanova University in 1968.



     Mr. James Douglas Dickson joined the Company in 1994 as Corporate Controller. He was elected Assistant Secretary on
December 15, 1994.   Prior to joining the Company,  Mr. Dickson
served as Controller of Hickorycraft, Inc., a division of Masco Corporation from 1987 to 1994 and as Division Controller of Sealed Air Corporation from 1982 to 1987. Mr. Dickson holds a B.B.A. from the University of Georgia and is a Certified Management Accountant.



     Mr. Warren Nesbit joined the Company in December, 1985 as Director of Human Resources. He was named Vice President of Human Resources in 1990 and elected to serve as a Corporate Vice President in 1993. Mr. Nesbit served as Vice President of Industrial Relations with Marion Manufacturing, in Marion, North
Carolina prior to joining  the Company.   He held various
Manufacturing and human resource responsibilities with Burlington Industries from 1978 to 1984. Mr. Nesbit is a graduate of the University of North Carolina.



     Mr. Charles D. Poteat joined the Company in June, 1993 as Vice President of Operations. He was elected to the additional position of Corporate Vice President in December, 1993. From February, 1992 until June 1993, Mr. Poteat was Senior Vice President, Manufacturing , Cooper, Inc. and from 1977 to 1989, Vice President, Manufacturing of Kayser-Roth Hosiery, Inc. Mr. Poteat is a graduate of the University of North Carolina.



     The Company's officers are elected for a one year term at the annual meeting of the Board of Directors.

Item 11.  Executive Compensation.



     The information called for by this item appears under the heading "Executive Compensation" in the definitive Proxy
Statement for the Company's  1995 Annual Meeting of
Shareholders, which information is incorporated by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and
Management.



     The information called for by this item appears under the heading "Voting Securities and Principal Security Holders" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders, which information is incorporated herein by reference.



Item 13.  Certain Relationships and Transactions.



         The information called for by this item appears under the heading "Information About Directors and Nominees for Directors" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders, which information is incorporated by reference.

                        PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.



   (a)  The following are filed as a part of this report:

      (1)  Financial statements filed:

         (i) The following consolidated financial statements of the Company and its subsidiaries included in the Company's 1994 Annual Report are incorporated herein by reference to the Annual Report as indicated

               Consolidated Balance Sheets - December 31, 1994 and
               1993.

               Consolidated Statements of Income - Years ended
               December 31, 1994, 1993, and 1992.

               Consolidated Statements of Stockholders' Equity- Years ended December 31, 1994, 1993, and 1992.

               Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993, and 1992.

               Summary of Significant Accounting Policies

               Notes to Consolidated Financial Statements.



      (2)  Financial Statement Schedules filed:



         Report of Independent Certified Public Accountants on
         Financial  Statement
         Schedule (page S-1 of this report)
         Schedule II (Valuation and Qualifying Accounts) (page S-2 of this report)

         All other schedules are omitted as the required information is inapplicable or is present in the financial statements or related notes thereto.





      (3)  Exhibits filed:



         3.1 Certificates of Incorporation, as amended, which is incorporated herein by reference to Exhibit 3.1 of the Company's 1986 Annual Report on Form 10-K.

         3.1.1 Amendment to Certificate of Incorporation adopted by shareholders which is incorporated herein by reference to Exhibit 3.1 of the Company's 1987 Annual Report on Form 10-K.

         3.2   Bylaws, which are incorporated herein by reference to
               Exhibit 3.2 of  the Company's  1986 Annual Report on form 10-K.

         4.1 Specimen certificate of common stock, which is incorporated herein by reference to Exhibit 4 of the Company's
                Registration Statement on Form S-2 (No. 2-83186).

         4.2 Notes and Security Agreements (2) dated March 5, 1982 in favor of Wachovia ($5,000,000 and $1,8000,000, respectively), which are incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-2 (No. 2-83186). and Brixton International Associates, which is incorporated by reference to Exhibit 10-24 of the Company's
               Registration Statement  on Form S-2(No. 2-83186)

         4.3   Undertaking of  the Company  to file exhibits pursuant to
               Item 601 (b) (4)(iii)(A) of Regulation S-K, which is incorporated herein by reference to Exhibit 28 of the Company's 1986 Annual Report on Form 10-K.

         10.5 Office Lease dated March 16, 1982 between the Company and Empire State Building Company, which is incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-2 (No. 2-83186)

      * 10.6 Deferred Compensation Agreement between the Company and William Schubert dated April 1, 1976, which is incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-2(No. 2-83186).

       *10.7 Deferred Compensation Agreement between the Company and William D. Schubert dated December 18, 1984, which is incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1984.

      *10.8     1983 Key Employee Incentive Stock Option
                Plan which is  incorporated herein by reference to
                Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1983.

      *10.9 Management Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1984.

     *10.10 1989 Non-Qualified Deferred Compensation Plan, which is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

     *10.11 1989 Management Incentive Plan which is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

     *10.12 1992 Non-Qualified Stock Option Plan for Non-Employee Directors which is incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     *10.13 1993 Long Term Performance Plan which is incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

         13     1994 Annual Report to Shareholders

.        21     List of Subsidiaries of  the Company

       23.1     Consent of Independent Auditors, Deloitte & Touche LLP

       23.2     Consent of Independent Certified Public Accountants, BDO
                Seidman

       27. Financial Data Schedule (filed in electronic format only). This Schedule is furnished for the information of the Commission and is not deemed to be "filed".


*   Identifies compensation plans.



   b. Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

                        SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALBA-WALDENSIAN, INC.

Date :   April 5, 1995           By /s/ Thomas F. Schuster
                                 Thomas F. Schuster
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/s/ Paul H. Albritton, Jr.          /s/William M. Cousins, Jr.
Paul H. Albritton, Director            William M. Cousins, Jr. Director
April 5, 1995                          April 5, 1995

/s/Clyde Wm. Engle                  /s/James M. Fawcett, Jr.
Clyde Wm. Engle, Director              James M. Fawcett, Jr. , Director
April 5, 1995                          April 5, 1995

/s/C. Alan Forbes                  /s/Thomas I. Nail
C. Alan Forbes, Director              Thomas I, Nail
April 5, 1995                         Treasurer and Secretary (Chief Financial
                                      and Accounting Officer)
                                      April 5, 1995

/s/Glenn J. Kennedy                /s/Joseph C. Minio
Glenn J. Kennedy, Director            Joseph C. Minio, Director
April 5, 1995                         April 5, 1995

/s/Lee M. Mortenson
Lee N. Mortenson, Director
April 5, 1995

                        ALBA-WALDENSIAN, INC.

INDEX TO EXHIBITS
Annual Report on Form 10-K                          Commission File No.
For the fiscal year ended December 31, 1994         1-6150


Exhibit Number                  Exhibit

13                  1994 Annual Report to Shareholders

21                  Subsidiaries of  the Company  as of December
                    31, 1994
23.1                Consent of Independent Auditors,
                    Deloitte & Touche  LLP
23.2                Consent of Independent Certified Public
                    Accountants, BDO Seidman

27 Financial Data Schedule (filed in electronic format only)