Form 10-Q
period 1995-04-02
ALBA WALDENSIAN INC
filed 1995-05-16
CIK 3292

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20459



                               FORM 10-Q




(Mark one)



 [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended  April 2, 1995



                                   OR

 [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from            to



Commission file number  1-6150



                         ALBA-WALDENSIAN, INC.


         (Exact name of registrant as specified in its Charter)


         Delaware                                   56-0359780
(State or other jurisdiction           (I.R.S.Employer Identification No.)
of incorporation or organization)


                   P.O. Box 100, Valdese, N.C.  28690
                (Address of principal executive offices)
                               (Zip Code)


                             (704) 874-2191
           Registrant's telephone number, including area code



                                  NONE
     Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES X     NO



                   APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 2, 1995, the number of common shares outstanding was 1,864,403.

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                                 INDEX




                                                                 PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets                 1-2
             April 2, 1995 and December 31, 1994

             Condensed Consolidated Statements of Current            3
             and Retained Earnings for the Three Month
             Periods Ended April 2, 1995 and April 3, 1994

             Condensed Consolidated Statements of Cash             4-5
             Flows for the Three Month Periods Ended
             April 2, 1995 and April 3, 1994

             Notes to Condensed Consolidated Financial             6-8
             Statements


Item 2.   Management's Discussion and Analysis of                 9-11
          Financial Condition and Results of Operations


PART II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          12


          Signatures                                                13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets


                                              April 2,         December 31,
                                                1995             1994 (1)
 ASSETS                                      (Unaudited)
 CURRENT ASSETS:
 Cash                                       $      66,885       $   103,952
 Accounts receivable,net                       10,492,569         7,426,654
 Refundable income taxes, net                     127,394           127,394
 Notes receivable                                  16,085            30,080
 Inventories:
 Materials                                      4,202,850         3,377,562
 Work-in-process                                6,522,184         5,945,246
 Finished goods                                 7,713,294         7,941,372
 Total inventories,net                         18,438,328        17,264,180

 Prepaid expenses and other                       424,207           151,236
 Deferred income taxes                            298,010           298,010
        Total Current Assets                   29,863,478        25,401,506


 PROPERTY AND EQUIPMENT                        29,987,483        27,102,310
 LESS ACCUMULATED DEPRECIATION                (15,971,719)      (15,497,062)
 Property, Plant and
  Equipment, Net                               14,015,824        11,605,248

 OTHER ASSETS:
 Goodwill(Note 2)                               9,062,794                 0
 Notes receivable                                  79,125             77,995
 Trademarks and patents                           313,761            324,654
 Cash value-life insurance                        317,171            320,325

 Total Other Assets                             9,772,851            722,974

 TOTAL ASSETS                                 $53,652,153        $37,729,728


 (1) The balance sheet at December 31, 1994 has been taken from the audited consolidated financial statements at that date.

      See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets



                                                          April  2,        December 31,
                                                            1995             1994(1)
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings and lines of credit(Note 3)        $1,229,815     $  1,178,062
Current maturities of long-term debt(Note 4)              3,300,000          500,000
Current maturities of capital lease obligations             111,004          113,526
Accounts payable                                          3,008,156        2,587,875
Accrued liabilities:
 Labor and profit-sharing                                   784,957          689,983
 Property and payroll taxes                                 267,243          102,939
 Group health claims - estimated                            201,807          150,000
 Other                                                      419,636          213,060
Income taxes payable                                          5,212                0

Total Current Liabilities                                 9,327,830        5,535,445

LONG-TERM DEBT (Note 4)                                  13,075,000        1,000,000
CAPITAL LEASE OBLIGATIONS                                    29,430           58,069
DEFERRED COMPENSATION                                       391,479          344,391
DEFERRED INCOME TAXES                                     1,698,369        1,698,369

Total Liabilities                                        24,522,108        8,636,274
COMMITMENTS  AND CONTINGENCIES(Notes 2,3, and 4)
STOCKHOLDERS' EQUITY:
Common stock  - authorized
   3,000,000 shares, $2.50 par
   value; issued: 1,886,580 shares
   in 1995 and 1994; outstanding:
   1,864,403 and 1,863,153 shares
    in 1995 and 1994, respectively                        4,716,450        4,716,450
Additional paid-in capital                                9,182,158        9,182,158
Retained earnings                                        15,389,448       15,361,763
Total                                                    29,288,056       29,260,571
Less treasury stock - at cost
   (22,177 and 23,427 shares in
   1995 and 1994, respectively)                            (158,011)        (166,917)
Total Stockholders' Equity                               29,130,045       29,093,454
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                   $53,652,153      $37,729,728

(1) The balance sheet at December 31, 1994 has been taken from the audited consolidated financial statements at that date.

       See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN,INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Current
                         And Retained Earnings
                              (Unaudited)



                                            Three Month Period Ended
                                       April 2,                  April 3,
                                         1995                      1994

CURRENT EARNINGS:
 Net sales                            $14,378,264               $13,394,884
 Cost of sales                         11,263,569                10,160,965
 Gross margin                           3,114,695                 3,233,919
 Selling, general and
  administrative expenses               2,957,876                 2,617,774
 Operating income                         156,819                   616,145


 Interest expense                        (130,442)                 (115,096)
  Interest income                           2,876                    13,632
  Other                                     8,703                    26,922
  Total other income (expense)           (118,863)                  (74,542)
  Income before income taxes               37,956                   541,603
  Provision for income taxes               12,146                   200,390
  Net income                          $    25,810                $  341,210

  Weighted average number of shares
  of common stock outstanding           1,863,384                 1,839,389

  Net income per common share         $       .01                $      .19

RETAINED EARNINGS:

 Balance at beginning of period       $15,361,763                $13,426,272
 Net income                                25,810                    341,210
 Exercise of stock options                  1,875                     (3,028)
 Balance at end of period             $15,389,448                $13,764,454

See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)



                                                           Three Month Periods Ended
                                                         April 2,             April 3,
                                                           1995                 1994
OPERATING ACTIVITIES:

 Net income                                         $      25,810          $   341,210
 Adjustments to reconcile net income
   to net cash used in operating activities:
 Depreciation and amortization                            485,550              469,491
 Provision for bad debts, net of recoveries                29,250               57,850
   Gain on sale of property                                                     (3,155)
 Provision for inventory obsolescence                     195,000               81,000
 Changes in operating assets and
    liabilities providing (using) cash:
     Accounts receivable                               (1,138,886)          (1,162,786)
     Refundable income taxes                                    0               76,133
     Inventories                                          153,963             (381,204)
     Prepaid expenses and other                          (269,817)             (24,163)
     Accounts payable                                     420,281             (131,651)
     Accrued and other liabilities                        200,733              317,009
     Income taxes payable                                   5,212              105,873
     Deferred compensation                                 47,088              (25,596)
Net cash provided by (used in) operating activities       154,184             (360,989)

INVESTING ACTIVITIES:
 Capital expenditures                                    (154,403)            (163,721)
 Payment for purchase of Balfour Healthcare           (14,956,086)                   0
 Proceeds from sale of property                                 0                    0
 Proceeds from notes receivable                            12,865               17,120
Net cash used in investing activities                 (15,097,624)            (146,601)

FINANCING ACTIVITIES:
Net borrowings (payments) under line
  of credit agreements                                    51,753               (50,000)
 Issuance of long term debt                           15,000,000                     0
 Principal payments on notes and leases                 (156,161)              (41,570)
 Cash proceeds from exercise of stock  options            10,781                34,406
Net cash provided by (used in) financing activities   14,906,373               (57,164)

NET INCREASE ( DECREASE) IN CASH                         (37,067)             (564,754)
CASH AT BEGINNING OF PERIOD                              103,952               960,516
CASH AT END OF PERIOD                             $       66,885           $   395,762

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Cash Flows
                              (Unaudited)




                                               Three Month Period Ended
                                               April 2,          April 3,
                                                 1995              1994


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                     $134,385       $ 84,651
    Income Taxes                                 $  6,880       $ 18,377




See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statement
   For the Three Month Periods Ending April 2, 1995 and April 3, 1994
                              (Unaudited)



1. UNAUDITED FINANCIAL INFORMATION

    In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly the financial position as of April 2, 1995 and the results of operations for the three months periods ended April 2, 1995 and April 3, 1994. The financial statements are presented as permitted by the instructions to Form 10-Q and Article 10 of regulation S-X. The accounting policies followed by the company are set forth in the Company's Annual Report on Form 10-K which is incorporated by reference.



    The results of operations for the three month periods ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.



    The three month period for 1995 began January 1, 1995 and ended April 2, 1995. The three month period for 1994 began
January 1, 1994  and ended April 1, 1994.



 2.   ACQUISITION



On March 6, 1995, the company acquired the Balfour Healthcare
Division of Kayser-Roth Corporation. The acquisition consisted of the following , subject to post-closing adjustments:

                Fair value of assets acquired:

     Accounts Receivable              1,956,279
     Fixed Assets                     2,730,830
     Inventory                        1,523,111
     Goodwill                         9,062,794
      Total assets acquired                          15,273,014
     Cash paid                                       14,956,085
     Liabilities assumed                                316,929



The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values and maybe subject to furthur adjustment. The total cost in excess of estimated fair value(goodwill of $9,062,794) will be amortized on a straight line basis over 15 years. The Company financed 100% of the acquisition with a variable long term loan agreement(Note 4).



The results of operation of the Balfour Healthcare Division are included in the accompanying financial statements since the date of acquisition.

     The following unaudited pro forma summary presents the information as if the acquisition had occurred at the beginning of 1995 and 1994, after giving effect of certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects. The total interest expense included in this pro forma is $197,000 in 1994 and $267,000 in 1995. Goodwill amortization is $151,000.This pro forma is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.



  Three Month Period Ending   April 2, 1995           April 3, 1994
        (Amounts in thousands of dollars, except per share data)

Net Sales                       $ 17,033.3               $ 16,947.9
Net Income                            83.5                    371.7
Earnings per common share         $    .05              $       .21


 3. SHORT TERM BORROWINGS AND LINES OF CREDIT

    On March 6, 1995, the Company restructured its short term line of credit to $5,000,000. This line of credit was used to purchase the Baxter Healthcare P.A.S.r business in November, 1994 for $2,040,000 and to support existing working capital needs. In addition this provides a sublimit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 1 3/4%. The amount outstanding at April 2, 1995, and December 31, 1994 was $1,229,815 and $1,178,062,
respectively.



4.     LONG TERM DEBT

      Long term debt is comprised of:

                                      April 2                    December 31
                                        1995                        1994
Note Payable-Equipment Loan(a)    $    1,375,000                 $1,500,000
Note Payable-Balfour Purchase(b)      15,000,000                       -
            Total                     16,375,000                  1,500,000
            Less:Current Maturities    3,300,000                    500,000
Total Long Term Debt                $ 13,075,000                $ 1,000,000



    (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly.

    (b) Pursuant to variable loan rate term loan agreement dated
March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation.
Interest accrues at the rate of LIBOR plus 2%. Principal payments will be made quarterly beginning June 30, 1995. The note is collateralized by all assets of the company.

      This loan agreement contains various loan restrictive covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.



    The annual principal maturites of the long term debt at April
2, 1995 are as follows:

            1995            $     1,762,500
            1996                  2,350,000
            1997                  2,350,000
            1998                  2,350,000
            1999                  2,350,000
            2000                  5,212,500
            Total             $  16,375,000



 5.   EARNINGS PER SHARE

Net income per common share is calculated on the weighted average number of shares of common stock outstanding during the period. The effect of dilutive common stock equivalents is immaterial.



 6. LICENSE AGREEMENTS

    The Company has  a licensing agreement with Coats Viyella
International, UK, in which it pays a 5% royalty on all sales of product under the Byford Apparel label that is not produced by Coats Viyella. The Company also has an agreement with Ray Shaw, which pays a 5% royalty on all product sold under the BBWr label.



    In connection with the purchase of Balfour Health Products, the Company pays Ms. Ada Shapiro a royalty of 5% of sales up to $1,000,000, 2.5% of sales from $1,000,000 to $2,000,000, and
1.5% of sales over $2,000,000 on two styles of diabetic socks produced by Balfour Health Products.

    Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                    Liquidity and Capital Resources


    The company has a strong financial position with excellent liquidity. On April 2, 1995, the company had a working capital
ratio of  3.20 to 1 and working capital of $20,535,648.   This
ratio was down from 4.85 to 1 at April 3, 1994 primarily due to the short term borrowings associated with the acquisition of the P.A.Sr business in November, 1994 and current maturities of long -term debt associated with the acquisitions Balfour Health Products in March, 1995.



Liquidity needs are primarily related to capital expenditures and increased levels of accounts receivable due to the Company's growth. These needs are adequately being met through available working capital, and are supplemented by a short-term line of credit of $5,000,000, to cover fluctuations , as well as a $2,000,000 equipment term loan. In addition, the Company issued $15,000,000 of long-term debt on March 6, 1995 to purchase the assets of Balfour Health Products which consisted of accounts receivable, building and equipment, inventory, and goodwill.


                         Results of Operations

Three Month Periods Ended April 2, 1995, and April 3, 1994

    Net sales by division for the first quarter of 1995 compared to the first quarter of 1994 are set forth in the following table.



                                  Three Month Period Ended
                                   April 2         April 3         Inc./           % Inc.
                                     1995           1994          (Dec.)           (Dec.)

    Consumer Products             $6,678,677     $7,563,558     $(884,881)        (11.7)%
    Health Products                4,522,389      3,796,162       726,277          19.1 %
    Alba Direct                      430,245        961,501       531,256         (55.3)%
    Byford                         1,158,671      1,073,663        85,008           7.9 %
    AWI Retail                         3,110              0         3,110         100.0 %
         Sub-total                 2,793,092     13,394,884      (601,793)       (  4.5)%
    Balfour Health                 1,585,172              0     1,585,172         100.0 %
                Total           $ 14,378,263    $13,394,884       983,379           7.4 %



    The net sales increase of $983,379 as shown in the table above was attributed to the increase in sales of the Health Products, and Byford Divisions in addition to the newly acquired Balfour Health Products business. The weakness in Consumer Products began in the fourth quarter of 1994 as major customers experienced overstock positions in retail inventory. This weakness has continued through the first quarter of 1995 as retailers continue to shrink their inventories. The decline in Alba Direct sales is attributed to the termination of two of its seven Japanese distributors.

    Gross profits decreased for the first quarter of 1995, as compared to the first quarter of 1994 by $24,302 or .7%. The newly acquired Balfour business contributed $290,000 to gross profit and the Health Products Division gross profits increased 29.9% compared to 1994. Although the Health products gross profit increased, the decrease in Consumer Products and Alba Direct due to their decline in sales, more than offset that increase.



    Selling, General, and Administrative expenses(as a percentage of sales) increased from 19.6% in the first quarter of 1994 to 21.7% in the first quarter of 1995. The increase was primarily due to the lower sales for the quarter exclusive of the Balfour acquisition, additional selling expense for the additional
P.A.Sr and Balfour business, an increase in selling expense at the Byford division, and the addition of some contract programmers in the MIS department.



    Operating Income decreased by $459,326 or 75% as compared to the first quarter of 1994. The decrease was a result of the decrease in sales exclusive of the Balfour acquisition, the lower gross margin in the Consumer and Alba Direct Divisions, and the increase in Selling, General & Administrative expenses.



    Net non-operating income /expense aggregated expense of $118,863 for the first quarter of 1995, as compared to an expense of $74,542 in the first quarter of 1994. The major differences was an increase in interest expenses for the $15,000,000 of long term debt obtained to finance the Balfour purchase.



    As a result of the foregoing Net income after taxes for the first quarter of 1995 decreased $315, 400 or 92.4% from the first quarter of 1994.

                            Other Discussion

    The company plans to relocate its Valdese, NC health products manufacturing operations into the Balfour facility in Rockwood, TN. Currently the Valdese health products are being manufactured in three facilities in the Valdese area. This will enable the company to reduce the cost and lower the inventories of the health care operations. It is anticipated that capital expenditures of approximately $800,000 will be made for machinery to improve efficiency and renovation of the Rockwood, TN facility to accommodate this Valdese production. It is expected that cash required for capital expenditures will be provided by operations and supplemented by the Company's short term line of credit.



    This relocation of health product operations will also enable the Company to reorganize its Consumer Products operation in the Valdese area and bring back in house approximately $1,700,000 of manufacturing that has been outsourced. The Company believes that this reorganization will also reduce cost and decrease inventories in the Consumer Products operation.

Items as a percentage of sales are reflected in the following table:


                              Three Month Periods Ended
                               April 2,         April 3,
                                 1995            1994


Net sales                       100.0%          100.0%
Cost of sales                    78.3%           75.8%
Gross margin                     21.7%           24.2%
Selling, general and
 administrative expenses         20.6%           19.6%
Operating income                  1.1%            4.6%
Other income (expense), net      (0.9%)         ( 0.6%)
Income before income taxes         .2%            4.0%
Provision for income taxes         .1%            1.5%
 Net Income                        .1%            2.5%




PART II.  OTHER INFORMATION

Items 1,2,3,4, and 5 are inapplicable and have been omitted.

Item 6.   Exhibits and Reports on FORM 8-K

 a.   Exhibits

    11.   Computation of earnings per share

    27.    Financial Data Schedule(filed in electronic format only)

 b.   Form 8-K

      The registrant filed a current report on Form 8-K regarding the acquisition of the Balfour Health Products Division of Kayser-Roth Corporation on March 20, 1995. No financial statements or pro-forma financial information was filed with such Form 8-K but such statements and financial information will be filed as an amendment to the form no later than May 19, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                  ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

Date:_________                    ______________________________________
                                  Thomas I. Nail
                                  Chief Financial Officer and
                                  Principal Accounting Officer