Form 10-Q
period 1995-07-02
ALBA WALDENSIAN INC
filed 1995-08-15
CIK 3292

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20459



                               FORM 10-Q




(Mark one)



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended  July 2, 1995


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

As of July 2, 1995, the number of common shares outstanding was
1,864,403    .

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES


                                 INDEX


                                                                   PAGE


PART I.      FINANCIAL INFORMATION



Item 1.      Financial Statements



              Consolidated Balance Sheets                          1-2

              July 2, 1995 and December 31, 1994

             Condensed Consolidated Statements of Current            3
              and Retained Earnings for the Three and Six Month
             Periods Ended July 2, 1995 and July 3, 1994

             Condensed Consolidated Statements of Cash             4-5
              Flows for the Six Month Periods Ended
              July 2, 1995 and July 3, 1994

             Notes to Condensed Consolidated Financial             6-8
                Statements



Item 2.   Management's Discussion and Analysis of                 9-13
                Financial Condition and Results of Operations



PART II.     OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K                         14


             Signatures                                            15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets



                                                    July 2,       December 31,
                                                     1995           1994 (1)
 ASSETS                                         (Unaudited)

 CURRENT ASSETS:

 Cash                                            $      87,600     $    103,952

 Accounts receivable,net                             9,297,011        7,426,654

 Refundable income taxes, net                        127,394            127,394

 Notes receivable                                      9,969             30,080

 Inventories:

 Materials                                         4,040,766          3,377,562

 Work-in-process                                   5,781,148          5,945,246

 Finished goods                                    9,034,697          7,941,372

 Total inventories,net                            18,856,611         17,264,180

 Prepaid expenses and other                          614,090            151,236

 Deferred income taxes                                298,010           298,010
        Total Current Assets                       29,290,685        25,401,506


 PROPERTY AND EQUIPMENT                            30,485,157        27,102,310

 LESS ACCUMULATED DEPRECIATION                    (16,421,873)      (15,497,062)

 Property, Plant and

  Equipment, Net                                  14,063,284         11,605,248



 OTHER ASSETS:

 Goodwill(Note 2)                                  8,911,294                 0
 Notes receivable                                     81,843            77,995

 Trademarks and patents                              302,868           324,654

 Cash value-life insurance                           314,016           320,325

 Total Other Assets                                9,610,021           722,974
                                                   _________         _________

 TOTAL ASSETS                                    $52,963,990       $37,729,728
                                                  ==========        =========

 (1) The balance sheet at December 31, 1994 has been taken from the audited consolidated financial statements at that date.



      See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets



                                                                July  2,        December 31,
                                                                 1995             1994(1)
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term borrowings and lines of credit(Note 3)        $1,470,476              $  1,178,062

Current maturities of long-term debt(Note 4)              2,350,000                   500,000

Current maturities of capital lease obligations             112,491                   113,526

Accounts payable                                          2,466,117                 2,587,875

Accrued liabilities:

 Labor and profit-sharing                                   579,841                   689,983

 Property and payroll taxes                                 380,083                   102,939

 Group health claims - estimated                            408,812                   150,000
 Other                                                      455,893                   213,060

Income taxes payable                                         46,195                         0

Total Current Liabilities                                  8,269,908                5,535,445



LONG-TERM DEBT (Note 4)                                   13,437,500                1,000,000

CAPITAL LEASE OBLIGATIONS                                      -                       58,069

DEFERRED COMPENSATION                                        364,473                  344,391

DEFERRED INCOME TAXES                                      1,698,369                1,698,369
Total Liabilities                                         23,770,250                8,636,274

COMMITMENTS  AND CONTINGENCIES(Notes 2,3, and 4)

STOCKHOLDERS' EQUITY:

Common stock  - authorized  3,000,000 shares, $2.50 par
   value; issued: 1,886,580 shares
   in 1995 and 1994; outstanding:
   1,864,403 and 1,863,153 shares
    in 1995 and 1994, respectively                         4,716,450               4,716,450

Additional paid-in capital                                 9,182,158               9,182,158

Retained earnings                                         15,453,143              15,361,763

Total                                                     29,351,751              29,260,571

Less treasury stock - at cost
   (22,177 and 23,427 shares in
   1995 and 1994, respectively)                            (158,011)                (166,917)

Total Stockholders' Equity                               29,193,740               29,093,454

TOTAL LIABILITIES AND

 STOCKHOLDERS' EQUITY                                   $52,963,990              $37,729,728

                                                       ============              ============

(1) The balance sheet at December 31, 1994 has been taken from the audited consolidated financial statements at that date.

      See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN,INC. AND SUBSIDIARIES

              Condensed Consolidated Statements of Current

                         And Retained Earnings

                              (Unaudited)



                                             Three Month Period Ended           Six Month Period Ended
                                              July 2,        July 3,             July 2,       July 3,
                                               1995           1994                1995          1994


CURRENT EARNINGS:

 Net sales                                   $ 16,252,148  $ 14,744,160     $ 30,630,412   $ 28,139,044
 Cost of sales                                 12,385,693    10,962,611       23,649,262     21,123,576
 Gross profit                                   3,866,455     3,781,549        6,981,150      7,015,468

 Selling, general and
 administrative expenses                        3,228,768     2,864,573        6,186,644      5,482,347

 Operating income                                 637,687       916,976          794,506      1,533,121

Interest expense                                 (391,925)      (69,165)        (522,367)      (184,261)

Interest income                                     5,908         7,328            8,784         20,960

Other                                            (145,263)       16,802         (136,560)        43,724
Total other income (expense)                     (531,280)      (45,035)        (650,143)      (119,577)


Income before income taxes                        106,407       871,941          144,363      1,413,544

Provision for income taxes                         42,712       322,665           54,858        523,058
Net income                                     $   63,695    $  549,276        $  89,505     $  890,486
                                                 ========      ========        =========       ========

Weighted average number of shares
  of common stock outstanding                   1,864,403     1,849,075        1,863,890      1,844,314
                                                 ========      ========         ========       ========

Net income per common share                  $        .03     $     .30        $     .04     $      .48
                                                 ========      ========         ========      =======


RETAINED EARNINGS:

 Balance at beginning of period        $ 15,389,448         $13,764,454      $ 15,361,763    $13,426,272

 Net income                                  63,695             549,276            89,505        890,486

 Exercise of stock options                        0                (375)            1,875         (3,028)


 Balance at end of period              $ 15,453,143         $14,313,355      $ 15,453,153    $14,313,355
                                          =========           =========        ==========     =========



See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows

                              (Unaudited)





                                                                  Six Month Periods Ended
                                                                July 2,                July 3,
                                                                 1995                   1994
OPERATING ACTIVITIES:

 Net income
                                                               $    89,505           $   890,486


 Adjustments to reconcile net income


   to net cash used in operating activities:

 Depreciation and amortization                                  1,098,097               938,982

 Provision for bad debts, net of recoveries                        67,761               115,700
Estimated loss/realized (gain) on sale of property                170,000                (6,309)

 Provision for inventory obsolescence                             375,391               173,000

 Changes in operating assets and

    liabilities providing (using) cash:

   Accounts receivable                                           18,161            (1,105,681)
   Refundable income taxes                                            0                76,133
  Inventories                                                  (444,711)             (548,636)
  Prepaid expenses  and other                                  (456,545)              (12,831)
  Accounts payable                                             (121,758)             (765,027)
 Accrued and other liabilities                                  351,719               401,358
Income taxes payable                                             46,195               135,547

     Deferred compensation                                       20,082               (52,216)
Net cash provided by (used in) operating activities           1,213,897               240,506



INVESTING ACTIVITIES:


 Capital expenditures                                         (822,017)              (799,560)

 Payment for purchase of Balfour Healthcare                (14,956,086)                     0

 Proceeds from sale of property                                      0                      0

 Proceeds from notes receivable                                 16,263                 21,651

Net cash used in investing activities                      (15,761,840)              (777,909)



FINANCING ACTIVITIES:

Net borrowings (payments) under line

  of credit agreements                                          292,414               (50,000)

 Issuance of long term debt                                  15,000,000                     0

 Principal payments on notes and leases                        (771,604)             (332,558)

 Cash proceeds from exercise of stock  options                   10,781               113,156

Net cash provided by (used in) financing activities          14,531,591              (269,402)

NET INCREASE (DECREASE) IN CASH                                 (16,352)             (806,805)

CASH AT BEGINNING OF PERIOD                                     103,952               960,516

CASH AT END OF PERIOD                                    $       87,600          $    153,711
                                                             ==========           ===========


                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

            Consolidated Condensed Statements of Cash Flows

                              (Unaudited)



                                                Three Month Period Ended
                                               July 2,            July 3,
                                                1995               1994


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:

    Interest                                     $487,597        $ 157,416

    Income Taxes                                 $ 12,333        $ 311,377




See notes to consolidated condensed financial statements.

                 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statement

For the Three and Six Month Periods Ending July 2, 1995 and July 3, 1994

                             (Unaudited)



1. UNAUDITED FINANCIAL INFORMATION

    In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly the financial position as of July 2, 1995 and the results of operations for the three and six months periods ended July 2, 1995 and July 3, 1994. The financial statements are presented as permitted by the instructions to Form 10-Q and Article 10 of regulation S-X. The accounting policies followed by the company are set forth in the Company's Annual Report on Form 10-K which is incorporated by reference.



    The results of operations for the three and six month periods ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.




    The three month period for 1995 began April 3, 1995 and ended July 2, 1995. The three month period for 1994 began April 2,
1994 and ended July 3, 1994. The six month period for 1995 began January 1, 1995 and ended July 2, 1995. The six month period for 1994 began January 1, 1994 and ended July 2, 1994.



2.   ACQUISITION



On March 6, 1995, the company acquired the Balfour Healthcare
Division of Kayser-Roth Corporation. The acquisition consisted of the following , subject to post-closing adjustments:

                Fair value of assets acquired:

     Accounts Receivable                             1,956,279
     Fixed Assets                                    2,730,830
     Inventory                                       1,523,111
     Goodwill                                        9,062,794
      Total assets acquired                         15,273,014
             Cash paid                              14,956,086
     Liabilities assumed                               316,928



The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values and may be subject to further adjustment. The total cost in excess of estimated fair value(goodwill of $9,062,794) is amortized on a straight line basis over 15 years. The Company financed 100% of the acquisition with a variable long term loan agreement(Note 4).



The results of operation of the Balfour Healthcare Division are included in the accompanying financial statements since the date of acquisition.

     The following unaudited pro forma summary presents the information as if the acquisition had occurred at the beginning of 1995 and 1994, after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects. The total interest expense included in this pro forma summary is $387,800 in 1994 and $573,000 in 1995. Goodwill amortization is $302,000. This pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.


                                    Three Month Periods Ended      Six Month Periods Ended
                                   July 2, 1995   July 3, 1994     July 2, 1995   July 3, 1994
                                   (Amounts in thousands of dollars, except per share data)

Net Sales                           $ 16,252.1     $ 18,498.2       $ 33,285.4      $ 35,446.1

Net Income                                63.7          693.9            147.2         1,065.6

Earnings per common share                $ .03          $ .37           $  .08            $.58




 3. SHORT TERM BORROWINGS AND LINES OF CREDIT



    On March 6, 1995, the Company restructured its short term line of credit to $5,000,000. This line of credit was used to purchase the Baxter Healthcare P.A.S.r business in November, 1994 for $2,040,000 and to support existing working capital needs. In addition this line of credit provides a sublimit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 1 3/4% at July 2,1995. The amount outstanding at July 2, 1995, and December 31, 1994 was
$1,470,476 and $1,178,062, respectively.



4.     LONG TERM DEBT



      Long term debt is comprised of:

                                             July 2           December 31
                                              1995               1994

Note Payable-Equipment Loan(a)            $ 1,250,000         $ 1,500,000
Note Payable-Balfour Purchase(b)           14,537,500              -
            Total                          15,787,500           1,500,000

            Less:Current Maturities         2,350,000             500,000

        Total Long Term Debt              $13,437,500         $ 1,000,000



    (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December
31, 1997.

    (b) Pursuant to variable loan rate term loan agreement dated March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation. Interest accrues at the rate of LIBOR plus 2% at July 2., 1995. Principal payments are being made quarterly and began June 30, 1995 with the final payment due June 30, 2000. The note is collateralized by all assets of the company.


      This loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.



    The annual principal maturites of the long term debt at July 2, 1995 were as follows:

            1995            $    1,175,000

            1996                 2,350,000

            1997                 2,350,000

            1998                 2,350,000

            1999                 2,350,000

            2000                 5,212,500

            Total            $  15,787,500



 5.   EARNINGS PER SHARE



Net income per common share is calculated on the weighted average number of shares of common stock outstanding during the period. The effect of dilutive common stock equivalents is immaterial.



 6. LICENSE AGREEMENTS



    The Company has a licensing agreement with Coats Viyella International, UK, in which it is obligated to pay a 5% royalty on all sales of product under the Byford Apparel label that is not produced by Coats Viyella. The Company also has an agreement with Mr. Ray Shaw, which obligates to Company to pay a 5% royalty on all product sold under the BBW(R) label.



    In connection with the purchase of Balfour Health Products, the Company is obligated to pay Ms. Ada Shapiro a royalty of 5% of sales up to $1,000,000, 2.5% of sales from $1,000,000 to
$2,000,000, and 1.5% of sales over $2,000,000 on two styles of diabetic socks produced by Balfour Health Products.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                     Liquidity and Capital Resources


    The company has a good financial position with good liquidity. On July 2, 1995, the company had a current working capital ratio
of  3.54 to 1 and working capital of $21,020,777.   This ratio
was down from 4.59 to 1 at July 3, 1994 primarily due to the short term borrowings associated with the acquisition of the P.A.Sr business in November, 1994 and current maturities of long -term debt associated with the acquisition of Balfour
Health Products in March, 1995.



Liquidity needs are primarily affected by and related to capital expenditures and increased levels of accounts receivable due to the Company's growth. These needs are adequately being met through available working capital, and are supplemented by a short-term line of credit of $5,000,000, to cover fluctuations , as well as a $2,000,000 equipment term loan. In addition, the Company issued $15,000,000 of long-term debt on March 6, 1995 to purchase the assets of Balfour Health Products which consisted of accounts receivable, building and equipment, and inventory.


       Results of Operations

Three Month Periods Ended July 2, 1995, and July 3, 1994

    Net sales by division for the second quarter of 1995 compared to the second quarter of 1994 are set forth in the following table.


                            Three Month Period Ended

                             July 2          July 3          Increase/     %Increase
                             1995            1994           (Decrease)     (Decrease)
    Consumer Products        $6,181,773     $8,124,260   $(1,942,487)        (23.9)%

    Health Products           8,438,147      3,979,779     4,458,368         112.0 %

    Alba Direct                 607,576      1,462,064      (854,448)        (58.4)%

    Byford                    1,008,611      1,178,057      (169,446)        (14.4)%

    AWI Retail                   16,041              0        16,041             N/A

         Total               16,252,148     14,744,160     1,507,588           10.2%




    The net sales increase of $1,507,988 as shown in the table above was attributed to the increase in sales of the Health Products Division, which includes the newly acquired Balfour Health Products Division. During the second quarter, the Company began to consolidate customers and products that were common to both Balfour and Alba-Waldensian. It is estimated that the Health Products Division's sales increased 104% due to the aquisition of Balfour and 8% due to an increase in other business. The decrease in Consumer Product sales was the result of the prevailing weakness in the nation's retail sector and increased competition for the retailers limited dollars. The decline in Alba Direct sales is attributed to the Company's termination of two of its seven Japanese dealers. After experiencing an increase in sales for the first quarter, the Byford Division sales in the second quarter declined due to softness in the sweater market.

    Gross profits increased for the second quarter of 1995, as compared to the second quarter of 1994 by $84,906 or 2.2%. Gross profits as a percentage of sales decreased to 23.8% as compared to 25.6 % in 1994. The increase in gross profits is attributable to increased gross profits in the Health Products Division of 73.3%. The Consumer Products and Alba Direct Divisions' gross profit percentage decreased due to lower sales volume and an increase in manufacturing cost. This increase in manufacturing cost was the result of manufacturing overhead cost not being reduced proportionate to the decrease in volume.

    Selling, general, and administrative expenses(as a percentage of net sales) increased from 19.4% in 1994 to 19.9% in 1995.
The increase is due to the addition of goodwill expense for the Balfour acquisition of $151,000 or .9% of net sales.

    Operating income decreased by $279,289 or 30.5% as compared to the second quarter of 1994. The decrease in operating income was primarily due to the decrease in sales and gross profits of the Consumer Products and Alba Direct divisions as discussed above.

    Net other income /expense aggregated $531,280 of expense for the second quarter of 1995, as compared to an expense of $45,035 in the second quarter of 1994. The increased expense is primarily due to two factors. One, the increase in interest expense of $322,760 which relates to the financing of the Balfour acquisition. Two, a write-down of the book value of the Company's Main Street Plant by $170,000. The Main Street Plant is being vacated due to the consolidation of the Company's
Health Products production in Rockwood, Tennessee and the reorganization of manufacturing in the Valdese area. The Company anticipates selling the Main Street plant in the third quarter and has written the book value of the plant down to the estimated market value.

     Net income after taxes for the three month period ended July 2, 1995 decreased $485,581 or 88.4% as compared to the three month period ended July 2, 1994. The primary resaons for the decrease in net income were the decrease in sales for the Consumer Products and Alba Direct divisions and the increase in manufacturing cost, as discussed above.



Six Month Periods Ended July 2, 1995 and July 3, 1994



    Net Sales by division for the first six month period of 1995 as compared to the first six month period of 1994 are set forth in the following table:

                                                       Six Month Period Ended
                                July 2                July 3          Increase/         %Increase
                                 1995                 1994            (Decrease)        (Decrease)
    Consumer Products            $12,860,451        $15,687,819        $(2,827,368)       (18.0)%

    Health Products               14,545,707          7,775,940          6,769,767         87.1 %

    Alba Direct                    1,037,821          2,423,565         (1,385,744)        (57.2)%

    Byford                         2,167,282          2,251,720         (   84,438)        ( 3.7)%

    AWI Retail                        19,151                  0             19,151          100.0%

        Total                    $30,630,412        $28,139,044         $2,491,368            8.9%


    The net sales increase of $2,491,368 as shown in the table above was attributed to the increase in sales of the Health Products Division, which includes the newly acquired Balfour Health Products Division. It is estimated that Health Products Division's sales increased 73.6% due to the acquisition of Balfour and 13.5% due to an increase in other business. The weakness in Consumer Products began in the fourth quarter of 1994 as major customers experienced an overstock position in retail inventories. This weakness has continued through the first six months of 1995. The decline in Alba Direct sales is attributed to the Company's termination of two of its seven Japanese dealers. The Byford Division sales have experienced a slight decline due to softness in the sweater market.

    Gross profits decreased for the first six months of 1995 as compared to 1994 by $34,318 or .5%. Gross profits as a per cent of sales decreased to 22.8% as compared to 24.9% in 1994. This decrease in gross profits is attributable to a decrease in sales in the Consumer and Alba Direct Divisions and an increase in manufacturing cost resulting from overhead cost not being reduced proportionate to the reduction in sales volume. Gross profit in the Health Products Division actually increased 73% over the prior year.

    Selling, general and administrative expenses(as a percentage of sales) increased from 19.5% in 1994 to 20.2% in 1995. The increase is primarily due to the addition of goodwill expense for the Balfour acquisition of $151,000 or .4% of net sales, the addition of contract programmers in the MIS department, and higher selling expenses for the Byford Division.

    Operating income decreased by $738,615 or 48.2% as compared to the first six months of 1994. The decrease in operating income was primarily due to the decrease in sales and gross profits of the Consumer and Alba Direct Divisions as discussed above.

    Net other income/expense aggregated $650,143 of expense for the first six month of 1995 as compared to an expense of $119,577 in 1994. The increase in expense is primarily due to two factors.
One, the increase in interest expense of $338,106 which relates to the financing of the Balfour acquisition. Two, a write-down of the book value of the Company's Main Street plant by $170,000. The Main Street plant is being vacated due to consolidation of the Company's Health Products production in Rockwood, Tennessee and the reorganization of manufacturing in the Valdese area. The Company anticipates selling the Main
Street plant in the third quarter and had written the book value of the plant down to the estimated market value.

    Net income after taxes for the six month period ended July 2, 1995 decreased to $89,505 or 90% as compared to $890,486 for the six month period ended July 2, 1994. The primary reasons for the decrease in net income were the decrease in sales for the Consumer and Alba Direct divisions and the increase in manufacturing cost, as discussed above.

Other Discussion

    The Company will complete its relocation of the Valdese, NC Health Products manufacturing to the newly acquired Balfour facility in Rockwood, TN early in the third quarter. The Company believes the consolidation of Health Products manufacturing will reduce costs and enable management to lower inventories for the Company's Health Products operations.

    In addition, the Company will complete the reorganization of its Consumer Products operation in Valdese, NC in July. The reorganization will enable the company to consolidate manufacturing into fewer plants and bring back in house manufacturing that has been outsourced.

    The Company anticipates that manufacturing cost and inventories will be reduced in the second six months of 1995 and that the company's operating results will improve as compared to the first six months of 1995.

Items as a percentage of sales are reflected in the following table:

                                      Three Month Periods Ended        Six Month Period Ended
                                      July 2,             July 3,      July 2,         July 3,
                                       1995                1994         1995            1994
Net sales                             100.0%               100.0%       100.0%          100.0%

Cost of sales                          76.2%                74.4%        77.2%           75.1%

Gross margin                           23.8%                25.6%        22.8%           24.9%

Selling, general and
 administrative expenses               19.9%                19.4%        20.2%           19.5%

Operating income                        3.9%                 6.2%         2.6%            5.4%

Other income (expense), net            (3.3%)               (0.3%)       (2.1%)          (0.4)%

Income before income taxes               .6%                 5.9%          .5%             5.0%

Provision for income taxes               .3%                 2.2%          .2%             1.8%

 Net Income                              .3%                 3.7%          .3%             3.2%
                                       ========            ========       ======         =======

                                   12

                      PART II.  OTHER INFORMATION

Items 1,2,3,, and 5 are inapplicable and have been omitted.

Item 4.   Submission of Matters to a Vote of Security Holders

          a.     The annual meeting of Shareholders was held May 7, 1995.

          b.    The Directors elected at the annual meeting were:

                Clyde Wm. Engle
                Joseph C. Minio
                Thomas F. Schuster

    The Directors whose term of office continued after the meeting are:

        C. Alan Forbes
        Lee N. Mortenson
        James M. Fawcett, Jr.
        Paul H. Albritton, Jr.
        William M. Cousins, Jr.
        Glenn J. Kennedy

 c. The election of Directors was the only item voted on at the meeting

            Director           Votes For     Votes Against        Abstentions

        Clyde Wm. Engle         1,181,274            0              1,074
        Joseph C. Minio         1,171,174            0              11,174
        Thomas F. Schuster      1,181,274            0               1,074

Item 6.   Exhibits and Reports on FORM 8-K

 a.   Exhibits

    11.   Computation of earnings per share

    27.    Financial Data Schedule(filed in electronic format only)

 b.   Form 8-K

      The registrant filed a current report on Form 8-K regarding the acquisition of the Balfour Health Products Division of Kayser-Roth Corporation on March 20, 1995. No financial statements or pro-forma financial information was filed with such Form 8-K but such statements and financial information were filed as an amendment to the form on May 22, 1995 which included the following items:

    Item 7. Financial Statements and Exhibits.

        a. Financial Statements of Business Acquired
        b. Pro Forma Condensed Consolidated Financial Statements

            - Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1994

            - Pro Forma Condensed Consolidated Statement of Income for the twelve month period ended January 28, 1995.

        c. Exhibits

            2. Asset Purchase Agreement dated March 6, 1995 between registrant and Kayser-Roth Corporation.
                    (previously filed)

            23.1  Consent of Arthur Anderson LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ALBA-WALDENSIAN, INC. AND SUBSIDIARIES


Date:  8-11-95
                          ______________________________________
                          Thomas I. Nail
                          Chief Financial Officer and
                          Principal Accounting Officer