Form 10-Q
period 1995-10-01
ALBA WALDENSIAN INC
filed 1995-11-14
CIK 3292

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20459



                                    FORM 10-Q




(Mark one)



 [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended  October 1, 1995



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

As of October 1, 1995, the number of common shares outstanding was 1,864,903.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES



                                      INDEX


                                                                            PAGE

PART I.      FINANCIAL INFORMATION



Item 1.      Financial Statements



              Consolidated Balance Sheets                                   1-2
              October 1, 1995 and December 31, 1994


              Condensed Consolidated Statements of Current                    3
              and Retained Earnings for the Three and Nine Month
              Periods Ended October 1, 1995 and October 2, 1994



              Condensed Consolidated Statements of Cash                     4-5
              Flows for the Nine Month Periods Ended
              October 1, 1995 and October 2, 1994


             Notes to Condensed Consolidated Financial                      6-8
                Statements



Item 2.   Management's Discussion and Analysis of                          9-13
                Financial Condition and Results of Operations



PART II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  14

          Signatures                                                        15

PART I.  FINANCIAL INFORMATION



 Item 1.  Financial Statements



              ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

              Consolidated Balance Sheets





                                         October 1,        December 31,
                                             1995             1994 (1)
 ASSETS                                  (Unaudited)

CURRENT ASSETS:
Cash .................................    $    81,820       $ 103,952
Accounts receivable,net ..............     10,898,973       7,426,654
Refundable income taxes, net .........        533,473         127,394
Notes receivable .....................          8,121          30,080
Inventories:
Materials ............................      3,866,682       3,377,562
Work-in-process ......................      5,570,235       5,945,246
Finished goods .......................      7,396,875       7,941,372
Total inventories,net ................     16,833,792      17,264,180

Prepaid expenses and other ...........        260,654         151,236
Deferred income taxes  ...............        298,010         298,010
       Total Current Assets ..........     28,914,843      25,401,506


PROPERTY AND EQUIPMENT ...............     29,978,232      27,102,310
LESS ACCUMULATED DEPRECIATION ........    (15,847,339)    (15,497,062)
Property, Plant and
 Equipment, Net ......................     14,130,893      11,605,248

OTHER ASSETS:
Goodwill(Note 2) .....................      9,114,166               0
Notes receivable .....................         84,553          77,995
Trademarks and patents ...............        291,975         324,654
Cash value-life insurance  ...........        310,862         320,325
Total Other Assets ...................      9,801,556         722,974
                                         ------------    ------------
TOTAL ASSETS .........................   $ 52,847,292    $ 37,729,728
                                         ============    ============

 (1) The balance sheet at December 31, 1994 has been taken from the audited consolidated financial statements at that date.


      See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets





                                                       October 1,   December 31,
                                                        1995           1994(1)
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings and lines of credit(Note 3)   $  2,505,256    $  1,178,062
Current maturities of long-term debt(Note 4) ....      2,350,000         500,000
Current maturities of capital lease obligations .         86,346         113,526
Accounts payable ................................      2,445,042       2,587,875
Accrued liabilities:
 Labor and profit-sharing .......................        852,319         689,983
 Property and payroll taxes .....................        372,536         102,939
 Group health claims - estimated ................        279,177         150,000
 Other ..........................................        601,063         213,060
Income taxes payable ............................              0               0
Total Current Liabilities .......................      9,491,739       5,535,445

LONG-TERM DEBT (Note 4) .........................     12,850,000       1,000,000
CAPITAL LEASE OBLIGATIONS .......................           --            58,069
DEFERRED COMPENSATION ...........................        338,312         344,391
DEFERRED INCOME TAXES ...........................      1,698,369       1,698,369
   Total Liabilities ............................     24,378,420       8,636,274

COMMITMENTS AND CONTINGENCIES(Notes 2,3, and 4)
STOCKHOLDERS' EQUITY:
Common stock  - authorized
   3,000,000 shares, $2.50 par
   value; issued: 1,886,580 shares
   in 1995 and 1994; outstanding:
   1,864,903 and 1,863,153 shares
    in 1995 and 1994, respectively ..............      4,716,450       4,716,450
Additional paid-in capital ......................      9,182,158       9,182,158
Retained earnings ...............................     14,724,713      15,361,763
Total ...........................................     28,623,321      29,260,571
Less treasury stock - at cost
   (21,677 and 23,427 shares in
   1995 and 1994, respectively) .................       (154,449)       (166,917)
Total Stockholders' Equity ......................     28,468,872      29,093,454
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY ...........................   $ 52,847,292    $ 37,729,728
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

                      ALBA-WALDENSIAN,INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Current
                              And Retained Earnings
                                   (Unaudited)



                                       Three Month Period Ended          Nine Month Period Ended
                                      October 1,        October 2,       October 1,    October 2,
                                         1995             1994              1995          1994


CURRENT EARNINGS:

Net sales ........................   $ 16,769,041    $ 14,700,034    $ 47,399,453    $ 42,839,078
Cost of sales ....................     14,426,170      10,636,996      38,075,432      31,760,572
Gross profit .....................      2,342,871       4,063,038       9,324,021      11,078,506
Selling, general and
   administrative expenses .......      3,165,007       2,755,609       9,351,651       8,237,956
Operating income .................       (822,136)      1,307,429          27,630       2,840,550
Interest expense .................       (361,579)        (64,260)       (883,946)       (248,520)
Interest income ..................          5,877           7,687          14,661          28,647
Other ............................          2,446           6,742        (134,114)         50,465
Total other income (expense) .....       (353,256)        (49,831)     (1,003,399)       (169,408)
Income before income taxes .......     (1,175,392)      1,257,598      (1,031,029)      2,671,142
Provision for income taxes .......     (  446,649)        465,265      (  391,791)        988,323
Net income........................    $(  728,743)   $    792,233    $   (639,238)   $  1,682,819
                                      ============    ============    ============    ============
Weighted average number of shares
  of common stock outstanding ....      1,864,502        1,851,951      1,864,094       1,846,723
                                      ============    ============    ============    ============
Net income per common share ......   $       (.39)   $        .42    $       (.34)   $        .91
                                      ============    ============    ============    ============



RETAINED EARNINGS:
 Balance at beginning of period ..   $ 15,453,143    $ 14,313,355    $ 15,361,763    $ 13,426,272
 Net income ......................       (728,743)        792,233        (639,238)      1,682,819
 Exercise of stock options .......            313           1,500           2,188          (1,903)
 Balance at end of period ........   $ 14,724,713    $ 15,107,188    $ 14,724,713    $ 15,107,188
                                      ============   ============    ============    ============



See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                          Nine Month Periods Ended
                                                          October 1,      October 2,
                                                              1995            1994
OPERATING ACTIVITIES:

Net income .........................................   $   (639,238)   $  1,682,819
Adjustments to reconcile net income
   to net cash used in operating activities:
Depreciation and amortization ......................      1,745,260       1,408,473
Provision for bad debts, net of recoveries .........        174,406         173,550
Realized loss (gain) on sale of property ...........        126,184          (9,464)
Provision for inventory obsolescence ...............        902,367         235,015
Changes in operating assets and
    liabilities providing (using) cash:
       Accounts receivable .........................     (1,690,446)     (1,496,395)
              Refundable income taxes ..............       (406,079)         76,134
              Inventories ..........................      1,051,132)       (965,749)
              Prepaid expenses  and other ..........      (  99,955)         26,669
       Accounts payable ............................       (142,833)       (869,869)
       Accrued and other liabilities ...............        632,185         806,638
       Income taxes payable ........................              0         464,643
       Deferred compensation .......................       (  6,079)        (77,048)
Net cash provided by (used in) operating activities.      1,646,904       1,355,416


INVESTING ACTIVITIES:
 Capital expenditures ..............................     (1,584,227)       (917,815)
 Payment for purchase of Balfour Healthcare ........    (15,312,437)              0
 Proceeds from sale of property ....................        255,626               0
 Proceeds from notes receivable ....................         15,401          25,935
Net cash used in investing activities ..............    (16,625,637)       (891,880)


FINANCING ACTIVITIES:
Net borrowings (payments) under line
  of credit agreements .............................      1,327,194         (50,000)
 Issuance of long term debt ........................     15,000,000               0
 Principal payments on notes and leases ............     (1,385,249)       (501,724)
 Cash proceeds from exercise of stock  options .....         14,656         101,625
Net cash provided by (used in) financing activities      14,956,601        (450,099)
NET INCREASE (DECREASE) IN CASH ....................        (22,132)         13,437
CASH AT BEGINNING OF PERIOD ........................        103,952         960,516
CASH AT END OF PERIOD ..............................   $     81,820    $    973,953
                                                       ============    ============










                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)





                                 Nine Month Period Ended
                                  October 1,   October 2,
                                    1995        1994


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ...................   $845,698   $212,952
  Income Taxes ...............   $ 16,285   $447,577



See notes to consolidated condensed financial statements.






                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statement

           For the Three and Nine Month Periods Ended October 1, 1995
                              and October 2, 1994


                                  (Unaudited)



1. UNAUDITED FINANCIAL INFORMATION

        In the opinion of the Company, the accompanying unaudited Consolidated
Condensed Financial Statements contain all adjustments necessary to present fairly the financial position as of October 1, 1995 and the results of operations for the three and nine months periods ended October 1, 1995 and October 2, 1994. The financial statements are presented as permitted by the instructions to Form 10-Q and Article 10 of regulation S-X. The accounting policies followed by the company are set forth in the Company's Annual Report on Form 10-K which is incorporated by reference.



        The results of operations for the three and nine month periods ended
October 1, 1995 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.




        The three month period for 1995 began July 3, 1995 and ended October 1, 1995. The three month period for 1994 began July 4, 1994 and ended October 2,
1994. The nine month period for 1995 began January 1, 1995 and ended October 1,
1995. The nine month period for 1994 began January 1, 1994 and ended October 2,
1994.



 2.   ACQUISITION



On March 6, 1995, the company acquired the Balfour Healthcare Division of
Kayser-Roth Corporation. The acquisition consisted of the following, subject to post-closing adjustments:

Fair value of assets acquired:

Accounts Receivable ....    1,956,279
Fixed Assets ...........    2,730,830
Inventory ..............    1,523,111
Goodwill ...............    9,419,145
Total assets acquired...                           15,629,365
Cash paid ..............                           15,312,437
Liabilities assumed ....                              316,928



The acquisition was accounted for using the purchase method of accounting.
Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values and may be subject to further adjustment. The total cost in excess of estimated fair value(goodwill of $9,419,145) is amortized on a straight line basis over 15 years. The Company financed 100% of the acquisition with a variable long term loan agreement(Note 4).



The results of operation of the Balfour Healthcare Division are included in the accompanying financial statements since the date of acquisition.




         The following unaudited pro forma summary presents the information as if the acquisition had occurred at the beginning of 1995 and 1994, after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects.
The total interest expense included in this pro forma summary is $647,800 in 1994 and $934,600 in 1995. Goodwill amortization is $461,000. This pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.




                                Three Month Periods Ended      Nine Month Periods Ended
                             October 1, 1995 October 2, 1994   October 1, 1995  October 2, 1994
                            (Amounts in thousands of dollars, except per share data)
Net Sales ...............   $   16,769.0  $   18,313.0      $   50,054.0     $   53,759.1
Net Income ..............         (639.2)        936.1            (581.5)         2,001.7
Earnings per common share   $       (.39)  $       .51      $       (.31)    $       1.08





 3. SHORT TERM BORROWINGS AND LINES OF CREDIT



        On March 6, 1995, the Company restructured its short term line of credit to $5,000,000. This line of credit was used to purchase the Baxter Healthcare P.A.S.(R) business in November, 1994 for $2,040,000 and to support existing working capital needs. In addition this line of credit provides a sublimit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 1 3/4% at October 1,1995. The amount outstanding at October 1, 1995, and December 31, 1994 was $2,505,256 and $1,178,062, respectively.



4.       LONG TERM DEBT



          Long term debt is comprised of:

                                                    October 1      December 31
                                                       1995           1994
Note Payable-Equipment Loan(a) .................   $ 1,125,000   $ 1,500,000
Note Payable-Balfour Purchase(b)................    14,075,000          --
               Total ...........................    15,200,000     1,500,000
               Less:Current Maturities..........     2,350,000       500,000
Total Long Term Debt ...........................  $ 12,850,000   $ 1,000,000



        (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December 31, 1997.

        (b) Pursuant to variable loan rate term loan agreement dated March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation. Interest accrues at the rate of LIBOR plus 2% at October 1, 1995. Principal payments are being made quarterly and began June 30, 1995 with the final payment due June 30, 2000. The note is collateralized by all assets of the company.



          This loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.



        The annual principal maturites of the long term debt at October 1, 1995 were as follows:

                        1995                    $       587,500
                        1996                          2,350,000
                        1997                          2,350,000
                        1998                          2,350,000
                        1999                          2,350,000
                        2000                          5,212,500
                        Total                     $  15,200,000



 5.   EARNINGS PER SHARE



Net income per common share is calculated on the weighted average number of shares of common stock outstanding during the period. The effect of dilutive common stock equivalents is immaterial.



 6. LICENSE AGREEMENTS



        The Company has  a licensing agreement with Coats Viyella
International, UK, in which it is obligated to pay a 5% royalty on all sales of product under the Byford Apparel label that is not produced by Coats Viyella. The Company also has an agreement with Mr. Ray Shaw, which obligates to Company to pay a 5% royalty on all product sold under the BBWr label.



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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                     Liquidity and Capital Resources


        The Company has good liquidity. On October 1, 1995, the Company had a current working capital ratio of 3.05 to 1 and working capital of $19,423,104. This ratio was down from 4.59 to 1 at October 2, 1994 primarily due to the short term borrowings associated with the acquisition of the P.A.S(R) business in November, 1994 and current maturities of long-term debt associated with the acquisition of Balfour Health Products in March, 1995.



Liquidity needs are primarily affected by and related to capital expenditures and increased levels of accounts receivable due to the Company's growth. These needs are adequately being met through available working capital, and are supplemented by a short-term line of credit of $5,000,000, to cover fluctuations, as well as a $2,000,000 equipment term loan. In addition, the Company issued $15,000,000 of long-term debt on March 6, 1995 to purchase the assets of Balfour Health Products which consisted of accounts receivable, building and equipment, and inventory.


       Results of Operations

Three Month Periods Ended October 1, 1995, and October 2, 1994

        Net sales by division for the third quarter of 1995 compared to the third quarter of 1994 are set forth in the following table.



                        Three Month Period Ended
                        Oct. 1        Oct. 2      Increase/        %Increase
                         1995          1994       (Decrease)      (Decrease)
Consumer Products   $ 6,192,105   $ 7,619,258   $(1,427,153)        (18.7)%
Health Products .     8,136,808     3,971,440     4,165,368         104.9 %
Alba Direct .....       538,198       866,303   (   328,105)        (37.9)%
Byford ..........     1,868,787     2,243,033   (   374,246)        (16.7)%
AWI Retail ......        33,143             0        33,143            N/A
        Total ...    16,769,041    14,700,034     2,069,007           14.1%





        The net sales increase of $2,069,007 as shown in the table above was attributed to the increase in sales of the Health Products Division, which includes the newly acquired Balfour Health Products Division. During the second quarter, the Company began to consolidate customers and products that were common to both Balfour and Alba-Waldensian. It is estimated that 96.4% of the 104.9% sales increase in the Health Products Division was due to the Balfour purchase and the remainder is due to an increase in other business. The decrease in Consumer Product sales was the result of the prevailing weakness in the nation's retail sector and increased competition for the retailers limited dollars. The decline in Alba Direct sales is attributed to the Company's termination of two of its seven Japanese dealers. The Byford Division sales in the third quarter declined primarily due to softness in the sweater market.

        Gross profits decreased for the third quarter of 1995, as compared to the third quarter of 1994 by $1,720,167. During the third quarter, the Company recorded an additional $1.2 million write-down of inventory. The Company writes down close-out and irregular inventory on an ongoing basis, but due to the fact that Consumer Products sales volume had been soft for the last year and product prices are being depressed by other manufacturers closing out excess inventory throughout the marketplace the Company believes additional write-downs are necessary. Without the $1.2 million dollar write-down of inventory, the gross profit decrease would have been $520,167. This reflects the loss of gross profit from the decrease in the Consumer Products, Alba Direct and Byford sales and the increase in manufacturing cost caused by manufacturing overhead cost not being reduced proportionate to the decrease in sales.



        Selling, general, and administrative expenses(as a percentage of net sales) increased from 18.7% in 1994 to 18.9% in 1995. The increase is due to the addition of goodwill expense for the Balfour acquisition of $153,000 or .9% of net sales.



        There was an operating loss of $822,136 in the third quarter as compared to operating income in the third quarter of 1994 of $1,307,429, a decrease of $2,129,565 in operating results. The decrease in operating income was primarily due to the decrease in sales and gross profits of the Consumer Products and Alba Direct Divisions and the write-down of inventory of $1.2 million, as discussed above.



        Net other income /expense aggregated $353,256 of expense for the third quarter of 1995, as compared to an expense of $49,831 in the third quarter of 1994. The increased expense is primarily due to the increase in interest expense of $297,319 which relates to the financing of the Balfour acquisition.



        Net loss after taxes for the three month period ended October 1, 1995 was $728,743, a decrease of $1,520,976 from the net income of $792,233 in third quarter of 1994. The decrease in net income was primarily due to the lower sales and gross profits in the Consumer, Alba Direct, and Balfour Divisions and the write-down of inventory, as discussed above.



Nine Month Periods Ended October 1, 1995 and October 2, 1994



        Net Sales by division for the first nine month period of 1995 as compared to the first nine month period of 1994 are set forth in the following table:

                                      Nine Month Period Ended
                        Oct. 1         Oct. 2        Increase/        %Increase
                         1995          1994          (Decrease)       (Decrease)
Consumer Products   $ 19,052,556   $ 23,307,077   $ (4,254,521)          (18.3)%
Health Products .     22,682,515     11,747,380     10,935,135            93.1%
Alba Direct .....      1,576,019      3,289,868     (1,713,849)          (52.1)%
Byford ..........      4,036,069      4,494,753     (  458,684)          (10.2)%
AWI Retail ......         52,294              0         52,294           100.0%
        Total ...   $ 47,399,453    $42,839,078   $  4,560,375         $   10.7%

        The net sales increase of $4,560,375 as shown in the table above was attributed to the increase in sales of the Health Products Division, which includes the newly acquired Balfour Health Products Division. It is estimated that 82.9% of the 93.1% increase in Health Products Division's sales was due to the acquisition of Balfour and the remainder due to an increase in other business. The weakness in Consumer Products began in the fourth quarter of 1994 as major customers experienced an overstocked position in retail inventories. This weakness has continued through the first nine months of 1995. The decline in Alba Direct sales is attributed to the Company's termination of two of its seven Japanese dealers. The Byford Division sales have experienced a decline primarily due to softness in the sweater market.



        Gross profits decreased for the first nine months of 1995 as compared to 1994 by $1,754,485. During the third quarter, the Company recorded an additional $1.2 million write-down of inventory. The Company writes down close-out and irregular inventory on a regular basis, but due to the fact that Consumer Product sales volume has been soft for the last year and product prices are being depressed by other manufacturers closing out excess inventories throughout the marketplace the Company believes the additional write-downs are necessary. Without the $1.2 million write-down of inventory, the gross profit decrease would be $554,485. This reflects the loss of gross profit from the decrease in Consumer Products, Alba Direct, and Byford sales, and increases in manufacturing cost caused by manufacturing cost not being reduced proportionate to the decrease in sales.



        Selling, general and administrative expenses(as a percentage of sales) increased from 19.2% in 1994 to 19.7% in 1995. The increase is primarily due to the addition of goodwill expense for the Balfour acquisition of $305,000 or .6% of net sales, and the addition of contract programmers in the MIS department.



        Operating income decreased by $2,812,920 for the nine month period in 1995, as compared to 1994. The decrease in operating income was primarily due to the decrease in sales and gross profits in the Consumer, Alba Direct and Byford Divisions and the write-down of inventory of $1.2 million, as discussed above.



        Net other income/expense aggregated $1,003,399 of expense for the first nine months of 1995 as compared to an expense of $169,408 in 1994. The increase in expense is primarily due to two factors. One, the increase in interest expense of $635,426 which relates to the financing of the Balfour acquisition. Two, a loss on the sale of the Company's Main Street plant of $90,000. The Main Street plant was vacated due to consolidation of the Company's Health Products production in Rockwood, Tennessee and the reorganization of manufacturing in the Valdese area.



        Net loss after taxes for the nine month period ended October 1, 1995 was $639,238, a decrease of $2,322,057 from net income of $1,682,819 in the third quarter of 1994. The decrease in net income was primarily due to lower sales and gross profits in the Consumer Products, Alba Direct and Byford Divisions and the write-down of inventory, as discussed above.

                                Other Discussion



        The Company completed its relocation of the Valdese, NC Health Products manufacturing to the newly acquired Balfour facility in Rockwood, TN in the third quarter. The Company believes the consolidation of Health Products manufacturing will reduce costs and enable management to lower inventories for the Company's Health Products operations.



        In addition, the Company completed the reorganization of its Consumer Products operation in Valdese, NC in the third quarter. The reorganization has enabled the Company to consolidate manufacturing into fewer plants. Management believes the reorganization will lower manufacturing cost and reduce inventories.



Items as a percentage of sales are reflected in the following table:

                          Three Month Periods Ended     Nine Month Period Ended
                                   Oct.1,    Oct. 2,    Oct. 1,  Oct.2,
                                    1995       1994      1995     1994
Net sales  ...................     100.0%    100.0%    100.0%   100.0%
Cost of sales ................      86.0%     72.4%     80.3%    74.1%
Gross margin  ................      14.0%     27.6%     19.7%    25.9%
Selling, general and
 administrative expenses .....      18.9%     18.8%     19.7%    19.2%
Operating income .............      (4.9%)     8.8%     (0.0%)    6.7%
Other income (expense), net...      (2.1%)    (0.3%)    (2.1%)  (0.4)%
Income before income taxes...       (7.0%)     8.5%     (2.1%)    6.3%
Provision for income taxes...       (2.7%)     3.2%     ( .8%)    2.3%
 Net Income  ................       (4.3%)     5.3%     (1.3%)    4.0%
                                    =====     =====     =====     ====

PART II.  OTHER INFORMATION

Items 1,2,3,4, and 5 are inapplicable and have been omitted.



Item 6.   Exhibits and Reports on FORM 8-K

 a.   Exhibits

        11.   Computation of earnings per share

        27.   Financial Data Schedule(filed in electronic format only)

 b.   Form 8-K

                None Reported

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


ALBA-WALDENSIAN, INC. AND SUBSIDIARIES



                                     (Signature of Thomas I. Nail appears here)
Date:11-13-95                        --------------------------------------
                                     Thomas I. Nail
                                     Chief Financial Officer and
                                     Principal Accounting Officer