Form 10-K
period 1995-12-31
ALBA WALDENSIAN INC
filed 1996-04-01
CIK 3292

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                        ____________________________


                                 FORM 10-K



{x} ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1995

{TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ACT OF 1934



      For transition period from..................... to .....................

                Commission file number 1-6150



                                  ALBA  - WALDENSIAN, INC.

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


COMMON STOCK ($2.50 PAR VALUE)               AMERICAN STOCK EXCHANGE
    (Title of class)                  (Name of exchange on which registered)



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


State the aggregate market value of the voting stock held by the non-affiliates of the registrant: Approximately $6,670,785 as of February 29, 1996.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,867,403 shares of Common Stock ($2.50 par value) as of February 29, 1996.



              DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Annual Report for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II.


Portions of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Parts I and III.


                Page 1 of        pages (including exhibits)
               The Exhibit Index is located on page        .

                              PART I

Item 1.    Business.

General Development of Business

     Alba-Waldensian, Inc., (the "Company") manufactures a variety of knitted apparel and health care products in three plants in Valdese, North Carolina and one plant in Rockwood, TN and markets the products through four divisions, the Consumer Products Division, the Health Products Division, the Alba Direct Division and the Byford Apparel Division.

     On March 6, 1995 the Company purchased Balfour Health Products, a manufacturer of various knit products for the Heathcare industry, from Kayser-Roth Corporation. The purchase consisted primarily of a manufacturing facility, in Rockwood, TN., machinery, inventory and certain brand names.

     In 1993, the Company developed a process to knit a seamless bra which was introduced to the market in 1994. This same process is used to manufacture tank tops and body suits which were introduced in 1995. The Company also plans to introduce a control version of these garments in 1996.

     In 1995 the Company underwent a major restructuring. The purchase of Balfour Health Products early in 1995 gave the company a manufacturing facility in Rockwood, Tennessee. The Company consolidated its Health Products manufacturing and distribution, which was located in three plants in Valdese, North Carolina to the Rockwood, Tennessee facility.

   As a result of the Health Products consolidation, the Company was able to restructure its manufacturing of consumer products in Valdese, North Carolina, thereby closing two production facilities. One of the facilities (the Main Street plant) was sold in September 1995 and the Company plans to sell or lease the other facility.

Financial Information About Industry Segments


     The Company is in a single line of business: the manufacturing, processing, importing and selling of knitted products, which consists of several classes. Accordingly, no segment information is presented.


Principal Products

     The principal products of the Company's four Divisions are described below. For additional discussion of the current status of each Division and its products, please see the Company's 1995 Annual Report to Shareholders, which contains information expressly incorporated herein by reference.



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



     The Company has developed a process which makes it possible to knit bras, tank tops and body suits in seamless knitting equipment. This design technology, which is patented for the knit Bra, has allowed the Company to significantly broaden its product offerings. The seamless knit bra was introduced in 1994 and the tank tops and body suits were introduced in 1995.



     The Company uses state of the art computer-controlled circular-knitting technology. In addition, a significant portion of the Company's consumer products, including its women's intimate apparel, are produced on fine gauge full-fashion knitting equipment. Such equipment produces apparel that management believes is better fitting and therefore more comfortable.



     The Company did not renew for 1995 the license acquired from Kayser-Roth Corporation in 1990 for No-Nonsense(R) or the license acquired from Leslie Fay Company in 1992 for the Leslie Fay(R) name, both used in connection with women's hosiery
products.   Management's decision to terminate both license
agreements was based on the fact that the licenses no longer provided value for the Company and that both agreements had a
high minimum royalty payment.    Instead, the Company  plans to
put renewed emphasis on placing its All Day Long(R) brand in department stores.



Health Products Division



     Products manufactured and sold by this division are designed to assist in healthcare. They include anti-embolism stockings and pulsitate anti-embolism systems, an intermittent pneumatic compression device, both of which are designed to improve circulation and reduce the incidence of deep vein thrombosis; sterile wound dressings such as pre-saturated gauze, petrolatum and xeroform gauze, non-adhering dressings and gauze strips and XX-Span(R) dressing retainers, an extensible net tubing designed to hold dressings in place without the use of adhesive tape. All dressing products are used in wound care therapy, particularly for the treatment of burns.



         In addition, this division manufactures a knitted stockinette in a variety of sizes which is used under fracture casts or is sterile packaged for use as a supplemental drape in
surgical procedures.   Heel and elbow pads are XX-Span(R) sleeves
with an inner soft foam pad used to reduce pressure and the incidence of decubitus ulcers.

    Other products include slip-resistant patient treads, which are knitted, soft patient footwear with slip resistant soles to help prevent patient falls while keeping feet warm even while in bed; knitted arm sleeves, which provide protection to the skin of patients with poor circulation; blood filter sleeves which are a component used in blood filtering systems manufactured by
others;   mesh panties, inexpensive stretch pants used to hold
maternity pads or incontinent pads in place; oversize socks for diabetic patients; baby caps to retain body temperature; and knitted cuffs for use on surgical gowns.



Byford Apparel Division


     The Byford division imports and markets a broad range of quality men's hosiery and sweaters. For the most part, Byford's socks are imported from the Byford mill in Leicester, England and supplemented with domestic sources. Sourcing for Byford sweaters is more broadly based, with products coming from Coats Viyella mills in the United Kingdom, mills in the Far East, and domestic sweater producers. The men's hosiery incorporates fully reciprocated and reinforced heels and toes.


Alba Direct Division

     Alba Direct distributes products from the Consumer Products
Division, Byford Apparel Division, and Health Products Division to the independent specialty retail class of trade via telemarketing. Alba Direct has developed export customers in Japan and Turkey and is the primary group responsible for developing the Company's Consumer export business.

Methods of  Distribution


     The Company's products are sold throughout the United States through salaried and commissioned salesmen. The Consumer Products Division markets its products directly to chain store organizations, which sell them under their own labels, and to several companies that market nationally advertised brands. Byford products are marketed primarily through men's specialty stores, both chains and independents. Products of the Health Products Division for use in hospitals are marketed to major distributors by the Company's sales representatives. These products are sold both under private label and under the Company's own Life Span(R) Label. Alba Direct distributes branded Consumer Products and Health Products to the independent retail trade through telemarketing. Sales offices are located in Valdese, North Carolina and in New York City. Total expenses for marketing and selling of all products from the Company's continuing operations was 10.0% of sales in both
1995 and 1994.   (See "Management's  Discussion and Analysis of
Financial Conditions and Results of Operations" in the Company's Annual Report to Shareholders, which is incorporated herein by reference.)


Manufacturing


 All Health Products manufacturing and distribution are located in the Rockwood, Tennessee plant. A modern 246,000 square foot building, with space and available labor market for growth. All products are knit on circular knitting equipment. Most of this equipment has been purchased in the past ten years. Automated seaming, printing and packaging are used in the finishing process.

Consumer Products manufacturing and distribution are located in
three plants in Valdese, North Carolina.   Products are knitted
on fine gauge full fashion machines or circular knitting equipment. Most of the circular knitting equipment is the latest equipment available. The full fashion machines are old (50 years) but the Company's technicians are able to continue efficient operation of these machines. Greige seaming and finishing are manual or automated, depending on product and size of product. A major improvement during 1995 was the purchase of new automatic hosiery packaging equipment, which will reduce labor costs and improve quality.


In 1995 the Company started  contract sewing in El Salvador.
Panties are knitted in Valdese, North Carolina  and sent to El
Salvador for sewing and returned to Valdese, North Carolina for dying and packaging.


The Company continues to replace older equipment and automate where possible. The Company plans capital expenditures for 1996 to be approximately $2,100,000. Most of the capital expenditures for 1996 will be in the Health Products Division - upgrading remaining older equipment, automating and renovating and improving plant facilities.


Financial Information About Classes of Similar Products

     The Company is in a single line of business: manufacturing, processing and selling knitted products, consisting of several classes. The table below illustrates sales as a percentage of net dollar volume from continuing operations for each product class for each of the Company's last three years:

                                          1995		1994	     1993

Women's Intimate Apparel	   	  28.3%		40.2%	     37.4%
Men's Wear                            	   2.6		 4.3          5.5
Women's Hosiery Products 	    	  15.5	 	17.4         19.2
Men's Hosiery                          	   6.2	 	 7.9          7.3
Health Products                   	  47.4		30.2         30.6
                                         100.0%        100.0%       100.0%



	Women's intimate apparel consists of regular size bras, briefs and bodywear as well as maternity and plus size briefs.

	Mens wear consists of Byford Sweaters.

	Women's hosiery products consist of regular, maternity and plus-size panty hose, as well as trouser socks and thigh high hose.

	Men's hosiery consist of Byford socks and consumer products
Toesies(R).

	Health products consist of stockinettes, treads, arm sleeves, mesh panties, anti-embolism stockings, P.A.S.(R), sterile wound dressings, heel pads, elbow pads, oversize socks, baby caps, and knitted cuffs.



     Discontinued products are eliminated for the purpose of this table. The remaining sales percentages of each class were restated after this elimination to represent sales of each class as a percentage of net dollar volume from continuing product lines.



New Products



     The Company maintains an active research and development department that continually evaluates new products and process.
Management also evaluates new products, business opportunities, and acquisitions on an on-going basis and could encounter an opportunity which would require substantial investment in the future. Such investments occurred in 1994 with the acquisition of the pulsitate anti-embolism business from Baxter
Healthcare Corporation and in 1995 with the acquisition of the Balfour Health Products Division from Kayser-Roth Corporation. (See "Management 's Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's Annual Report to Shareholders).


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


Patents and Trademarks

     The only material patents held by the Company are (1) for a device used to warm wet dressings, which expires in 2002; (2) for a process covering the manufacture of dressings, which expires in 2002, and (3) for a process which makes it possible to knit bras on seamless knitting equipment, which expires in 2014. The material trademarks held by the Company are: Alba(R), All Day Long(R), ComfortKnit(R), SomeBody(R), While You Wait(R), Comfort Zone(R), Lady Alba(R), Occasionals(R), Ultimates(R), XX-Span(R),
Speed-Roll(R), Life Span(R), Coplex(R), P.A.S.(R), Baby Bogan(R),
Balfour(R), Care-Steps(R), Castmate(R).  The

Company or its subsidiary, Pilot Research Corporation, holds numerous other patents and trademarks that, because of obsolescence or other reasons, are not material to the Company's current operations.

Seasonality

     Sales tend to be fairly even throughout the year. For a tabular presentation of unaudited summary financial information on a quarterly basis, see the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.


Working Capital

     Differences resulting from seasonal fluctuations have not materially affected the Company's working capital requirements. The Company sells merchandise on consignment only on a limited basis. Although returns are permitted when the quality of merchandise sold is below acceptable standards or when an error in completing an order occurs, the number and amounts of returns did not have a material effect on working capital of the Company during fiscal 1995 or 1994. Due to the various approaches to manufacturing and distribution used by the industry, the Company is not aware of any industry-wide norms relating
to sale and delivery requirements.   In 1995 the Company's working
capital was adversely affected as current maturities of long-term debt increased, due to the financing of the Balfour Health Products acquisition.

Significant Customers

     Baxter Healthcare Corporation is the only customer that represents ten percent or greater of the Company's sales volume for the years ended in 1995, 1994 and 1993.



  			            1995	    1994           1993
Baxter Healthcare Corporation	$16,601,252 	$12,902,722   $13,610,937
Percentage of sales		       26.1%           22.8%         26.8%

      While the loss of Baxter Healthcare Corporation would have a material adverse effect on the business of the Company, management believes that, because of the number of departments within Baxter to which the Company sells, the likelihood of a material amount of sales loss is reduced.

Backlog

     The Company's  backlog of firm orders at December 31, 1995
and 1994  was $3,651,398 and $2,173,893 respectively.   A
majority of the Company's orders are for delivery within 30 to 60 days. The backlog figures, therefore, are not normally indicative of orders for the remainder of the year.


Competition

   The Company  encounters substantial competition in the sale of its products from numerous competitors, a few of which are known to have larger sales and capital resources than  the
Company.  Management is unable to estimate the number of   the
Company's competitors or its relative position among them. Management believes that the principal methods of competition in the markets in which the Company competes include price, delivery, performance, service and the ability to bring to the market innovative products. Management believes that the Company is competitive with respect to these factors but is unable to identify specific positive and negative aspects of the Company's business pertaining to such factors. (See also" Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders).


Research and Development

     The Company estimates that in 1995 it spent $490,824 in Company-sponsored research and development projects through the Company's Research and Development Department and its wholly owned subsidiary, Pilot Research Corporation. This compares to $376,008 in 1994 and $340,663 in 1993.

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


Employees

     The Company  had 893 employees as of December 31, 1995.


Item 2.  Properties.

     The Company's principal physical properties are listed below:


						   Approximate
						      Square
Name		Location			     Footage			 Use
Alba		Valdese, NC			   157,000			  Yarn
                                                                                  Processing

Alba		Valdese, NC			    18,000			  Knitting (intimate
Annex										  apparel)




John Louis	Valdese, NC		           178,300			   Finishing (Consumer
										   Products)

Pineburr	Valdese, NC		            81,000			   Knitting  (Consumer
										   Products)

Rockwood	Rockwood, TN		           245,940		           Knitting, Yarn
										   Processing  &
										   Finishing Health
								 		   Products

Office		Valdese, NC		            52,000			   Corporate
										   headquarters



Offices		New York City		             2,488	 Leased		   Sales Offices
							         $80,000 Annually
							         Expires May 1997

AWI Retail	Branson, MO		             1,760	 Leased		   Retail Store
              							 $26,400 Annually
           							 Expires March 1999




     During 1995 the Company restructured its Valdese, North Carolina manufacturing operations. As a result the Company only utilizes approximately 8% of its Alba Plant for a yarn covering operation. The Company plans to sell or lease the Alba Plant and will move its yarn covering operation when a suitable purchaser or tenant is found.



     All plants are of brick and steel construction, and most areas have been air conditioned. All have been maintained in working condition. The Company leases its New York City office and its Branson, Missouri retail store. The rest of the Company's physical properties are held in fee simple, subject to encumbrances that are described in Note 4 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 3.  Legal Proceedings.

Litigation



There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries or which any of its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.



                                PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     The information called for by this item appears beneath the heading "Stock Prices and Dividend Information" in the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference. The Company's $2.50 par value Common Stock is registered and traded on the American Stock Exchange under the symbol "AWS". The Board of Directors has no formal policy with respect to the payment of dividends and no such dividends have been declared or paid during the past three fiscal years.

Item 6.  Selected Financial Data.

    The information called for by this item appears beneath the
heading "Five-Year Selected Financial Data" in   the Company's
1995 Annual Report to Shareholders , which information is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition  and Operations

     The information called for by this item appears beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

     The information called for by this item appears   in the
Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.


  None.

                                PART III



Item 10.  Directors and Executive Officers of the Registrant.



     The information regarding Directors called for by this item appears beneath the heading "Information about Directors and Nominees for Director" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.




Executive Officers



     The following table sets forth certain information about the Company's executive officers:

Name                               Position with "the Company"

Thomas F. Schuster	53         President and Chief Executive
                                   Officer

Donald R. Denne		58	   Senior Vice President and
			 	   President of the Health Products
			 	   Division

Thomas I. Nail		48         Treasurer, Secretary and Chief
                                   Financial Officer

Dixon R. Johnston	54	   Vice President and President of
                                   the Consumer Products Division

James Douglas Dickson	39         Assistant Secretary

Warren R. Nesbit	43         Vice President

Charles D.  Poteat	52         Vice President

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

     Mr. Dixon R. Johnston was elected Vice President of the Company and President of the Consumer Products Division on
February 22, 1996.    Prior to joining the Company, Mr. Johnston
served as Executive Vice President of  Gem-Dandy, Inc. from 1995
- - 1996.     Mr. Johnston served as Director of Motorsports & New
Ventures for Sky Box International from 1993 to 1995. He served as Executive Vice President of Trone Advertising from 1989 -
1993.   Mr. Johnston was president and part owner of  Milpak
Graphics from 1986 to 1989. From 1982 to 1986 he was President of No-nonsense Fashions, Inc., a division of Kayser-Roth
Hosiery. Mr. Johnston has a degree in economics from Northwestern University and an MBA from the University of California, Berkely.

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

     Mr. Charles D. Poteat joined the Company in June, 1993 as Vice President of Operations. He was elected to the additional position of Corporate Vice President in December, 1993. From February, 1992 until June 1993, Mr. Poteat was Senior Vice President, Manufacturing , of Cooper, Inc. and from 1977 to 1989, Vice President, Manufacturing, of Kayser-Roth Hosiery, Inc. Mr. Poteat is a graduate of the University of North Carolina.


     The Company's officers are elected for a one year term at the annual meeting of the Board of Directors.


Item 11.  Executive Compensation.

     The information called for by this item appears under the heading "Executive Compensation" in the Proxy Statement for the Company's 1996 Annual Meeting of Shareholders, which information is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information called for by this item appears under the heading "Voting Securities and Principal Security Holders" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Transactions.



         The information called for by this item appears under
the heading "Information About Directors and Nominees for
Directors" in the  Proxy Statement for the Company's  1996
Annual Meeting of Shareholders; which information is incorporated by reference.



                                PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.



	(a)  The following are filed as a part of this report:

		(1)  Financial statements filed:

			(i) The following consolidated financial statements of the Company and its subsidiaries included in the Company's 1995 Annual
                             Report are incorporated herein by reference to the Annual Report as indicated
			     Consolidated Balance Sheets - December 31, 1995 and 1994.
			     Consolidated Statements of Operations - Years ended December 31, 1995, 1994, and 1993.
			     Consolidated Statements of Stockholders'
			     Equity- Years ended December 31, 1995, 1994, and 1993.
			     Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993.
			     Summary of Significant Accounting Policies
			     Notes to Consolidated Financial Statements.



		(2)  Financial Statement Schedules filed:



			Report of Independent Certified Public Accountants on
                         Financial Statement Schedule (page S-1 of this report)
			Schedule II (Valuation and Qualifying Accounts)
			(page S-2 of this report)
			All other schedules are omitted as the required information is inapplicable or is present in the financial statements or related notes thereto.

		(3)  Exhibits filed:



			3.1	Certificates of Incorporation, as amended,
			        which is incorporated herein by
                                reference to Exhibit 3.1 of  the
                                Company's  1986 Annual Report on Form
                                10-K.

			3.1.1	Amendment to Certificate of Incorporation
			        adopted by shareholders which is
                                incorporated herein by reference to
                                Exhibit 3.1 of the Company's 1987 Annual
                                Report on Form 10-K.

			3.2	Bylaws, which are incorporated herein by
                                reference to Exhibit 3.2 of  the
                                Company's  1986 Annual Report on form
                                10-K.

			4.1	Specimen certificate of common stock,
                                which is incorporated herein by
				reference to Exhibit 4 of  the Company's
                                Registration Statement on Form
				S-2 (No. 2-83186).

			4.3	Undertaking of  the Company  to file exhibits
			        pursuant to Item 601 (b) (4) (iii) (A)
                                of Regulation S-K, which is incorporated herein by reference to Exhibit 28 of the Company's 1986 Annual Report on Form 10-K.

		       10.5	Office Lease dated March 16, 1982
                                between the Company and Empire State
                                Building Company, which is incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-2 (No. 2-83186)

		     * 10.6     Deferred Compensation Agreement between
                                the Company and  William  D.
                                Schubert dated April 1, 1976, which is
                                incorporated by reference to Exhibit
                                10.30 of  the Company's Registration
                                Statement on  Form S-2 (No. 2-83186).

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

		      *10.12 1992 Non-Qualified Stock Option Plan for Non-Employee Directors, which is incorporated herein by reference to
                                Exhibit 10.12 of the Company's Annual
                                Report on Form 10-K for the fiscal year
                                ended December 31, 1993.

		      *10.13 1993 Long Term Performance Plan, which is incorporated herein by reference to
                                Exhibit 10.13 of the Company's Annual
                                Report on Form 10-K for the fiscal year
				ended December 31, 1993.

		       10.14	Asset Purchase Agreement dated as of
                                March 6, 1995 between the Registrant and
                                Kayser-Roth Corporation, which is
                                incorporated herein by reference to
                                Exhibit 2 of the Company's 8K report
                                dated March 20, 1995.

			13	1995 Annual Report to Shareholders

 .			21	List of Subsidiaries of  the Company

			23.1 	Consent of Independent Auditors, Deloitte &
			        Touche LLP

			23.2	Consent of Independent Certified Public
                                Accountants, BDO Seidman LLP

			23.3	Independent Auditors' Report,
                                Deloitte & Touche LLP


			27	Financial Data Schedule (filed in
                                electronic format only). This schedule
                                is furnished for the information of the
                                Commission and is not deemed to
                                be "filed".





*	Identifies compensation plans.





	b. Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBA-WALDENSIAN, INC.



Date :   March 28, 1996                         By /s/ Thomas F. Schuster
						       Thomas F. Schuster
						       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/s/ Paul H. Albritton, Jr.					/s/William M. Cousins, Jr.
Paul H. Albritton, Director					William M. Cousins, Jr. Director
March 28, 1996							March 28, 1996


/s/ James M. Fawcett, Jr.
James M. Fawcett, Jr., Director
March 28, 1996


/s/C. Alan Forbes						/s/Glenn J. Kennedy
C. Alan Forbes, Director					Glenn J. Kennedy, Director
March 28, 1996							March 28, 1996


/s/Joseph C. Minio
Joseph C. Minio, Director
March 28, 1996


/s/Thomas I. Nail
Treasurer and Secretary (Chief
 Financial
and Accounting Officer)
March 28, 1996


                         ALBA-WALDENSIAN, INC.

                           INDEX TO EXHIBITS




Annual Report on Form 10-K for the Fiscal Year ended Commission
File No. 1-6150

December 31, 1995.



Exhibit Number		       	Exhibit



	13		       	Annual Report to Shareholders

	21		       	Subsidiaries of  the Company  as of December
			       	31, 1995

	23.1		       	Consent of Independent Certified Public
			       	Accountants, Deloitte & Touche  LLP

	23.2		       	Consent of Independent Certified Public
        		       	Accountants, BDO Seidman LLP

        23.3                    Independent Auditors' Report
                                Deloitte & Touche LLP

	27		       	Financial Data schedule (filed in electronic
			       	format only)