Form 10-Q
period 1996-03-31
ALBA WALDENSIAN INC
filed 1996-05-15
CIK 3292

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20459



                                    FORM 10-Q




(Mark one)



 [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended  March 31, 1996



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

As of March 31, 1996, the number of common shares outstanding was 1,867,403 .

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                                      INDEX




                                                     PAGE







PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

              Consolidated Balance Sheets                                  1-2

              March 31, 1996 and December 31, 1995



              Condensed Consolidated Statements of Current                   3
              and Retained Earnings for the Three Month
              Period Ended March 31, 1996 and April 2, 1995



              Condensed Consolidated Statements of Cash                    4-5
              Flows for the Three Month Period Ended
              March 31, 1996 and April 2, 1995



              Notes to Condensed Consolidated Financial                    6-8
               Statements





Item 2.   Management's Discussion and Analysis of                          9-12

                Financial Condition and Results of Operations





PART II.     OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K                                13-14



             Signatures                                                    15

PART I.  FINANCIAL INFORMATION



 Item 1.  Financial Statements



                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                               March 31,           December 31,
                                                 1996                 1995 (1)
 ASSETS                                       (Unaudited)
 CURRENT ASSETS:
Cash ...................................        $    40,837             $56,009

Accounts receivable,net ................         10,817,194           9,391,137

Refundable income taxes, net ...........            296,219             437,453

Notes receivable .......................             22,168              21,704

Inventories:

Materials ..............................          3,375,184           3,171,091

Work-in-process ........................          4,251,041           4,749,829

Finished goods .........................          7,584,605           7,237,050
                                                 ----------          ----------

Total inventories,net ..................         15,210,830          15,157,970

Prepaid expenses and other .............            442,950             379,373

Deferred income taxes ..................            480,850             480,850
                                                 ----------          ----------

      Total Current Assets .............         27,311,048          25,924,496
                                                 ----------          ----------



PROPERTY AND EQUIPMENT .................         30,225,553          29,979,572

LESS ACCUMULATED DEPRECIATION ..........        (16,648,828)        (16,204,174
                                                 ----------          ----------

Property, Plant and

 Equipment, Net ........................         13,576,725          13,775,398



OTHER ASSETS:

Goodwill(Note 2) .......................          8,799,861           8,957,001

Notes receivable .......................             57,771              60,421

Trademarks and patents .................            268,515             281,082

Cash value-life insurance ..............            328,837             331,617
                                                 ----------          ----------

Total Other Assets .....................          9,454,984           9,630,121

                                               ------------        ------------

TOTAL ASSETS ...........................       $ 50,342,757        $ 49,330,015

                                               ============        ============


 (1) The balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.



            See notes to consolidated condensed financial statements.









                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets




                                                            March 31,       December 31,
                                                             1996              1995(1)
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Short term borrowings and lines of credit(Note 3) .....   $  1,795,622    $  1,267,600

Current maturities of long-term debt(Note 4) ..........      2,350,000       2,350,000

Current maturities of capital lease obligations .......         29,430          58,069

Accounts payable ......................................      3,240,610       2,773,542

Accrued liabilities:

 Labor and profit-sharing .............................      1,042,662         517,286

 Property and payroll taxes ...........................        314,017         247,453

 Group health claims - estimated ......................         42,408         188,143

 Other ................................................        536,233         481,801

Income taxes payable ..................................         61,798               0
                                                            ----------      ----------

Total Current Liabilities .............................      9,412,780       7,883,894



LONG-TERM DEBT (Note 4) ...............................     11,675,000      12,262,500

CAPITAL LEASE OBLIGATIONS .............................           --              --

DEFERRED COMPENSATION .................................        300,705         330,086

DEFERRED INCOME TAXES .................................      1,385,019       1,385,019
                                                            ----------      ----------

 Total Liabilities ....................................     22,773,504      21,861,499
                                                            ==========      ==========

COMMITMENTS AND CONTINGENCIES(Notes 2,3, and 4)

STOCKHOLDERS' EQUITY:

Common stock  - authorized
   3,000,000 shares, $2.50 par
   value; issued: 1,886,580 shares
   in 1996 and 1995; outstanding:
   1,867,403 and 1,867,403 shares
    in 1996 and 1995, respectively ....................      4,716,450       4,716,450

Additional paid-in capital ............................      9,182,158       9,182,158

Retained earnings .....................................     13,807,281      13,706,544
                                                            ----------      ----------

Total .................................................     27,705,889      27,605,152

Less treasury stock - at cost
   (19,177 and 19,177 shares in
   1996 and 1995, respectively) .......................       (136,636)       (136,636)
                                                            ----------      ----------

Total Stockholders' Equity ............................     27,569,253      27,468,516
                                                            ----------      ----------

TOTAL LIABILITIES AND

 STOCKHOLDERS' EQUITY .................................   $ 50,342,757    $ 49,330,015
                                                          =============     ==========

(1) The balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

            See notes to consolidated condensed financial statements.

                      ALBA-WALDENSIAN,INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Current

                              And Retained Earnings

                                   (Unaudited)


                                             Three Month Period Ended

                                             March 31,          April 2,
                                             1996                1995
CURRENT EARNINGS:
Net sales ..............................    $17,378,944    $14,378,264
 Cost of sales .........................     13,255,693     11,263,569
                                            -----------    -----------

 Gross profit ..........................      4,123,251      3,114,695

 Selling, general and
  administrative expenses ..............      3,638,983       2,957,876
                                            -----------     -----------

 Operating income ......................        484,268         156,819
                                            -----------     -----------

Interest expense .......................       (300,041)       (130,442)

Interest income ........................          4,040           2,876

Other ..................................        (25,732)          8,703
                                            -----------     -----------

Total other income(expense) ............       (321,733)       (118,863)
                                            -----------     -----------

Income before income taxes .............        162,535          37,956

Provision for income taxes .............         61,798          12,146
                                            -----------     -----------

Net income .............................   $    100,737    $     25,810
                                           ============    ============

Weighted average number of shares
  of common stock outstanding ..........      1,867,403       1,863,384
                                           ============    ============

Net income per common share.............   $        .05    $        .01
                                            ============    ============



RETAINED EARNINGS:

 Balance at beginning of period ........   $ 13,706,544    $ 15,361,763

 Net income ............................        100,737          25,810
     Exercise of stock options .........           --             1,875
                                            -----------     -----------

         Balance at end of period ......   $ 13,807,281    $ 15,389,448
                                           ============    ============

See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                   Three Month Periods Ended
                                                   March 31,            April 2,
                                                     1996                1995

OPERATING ACTIVITIES:
 Net income .......................................   $    100,737    $     25,810


 Adjustments to reconcile net income
   to net cash used in operating activities:

 Depreciation and amortization ....................        457,221         485,550

 Goodwill amortization ............................        157,140               0
 Provision for bad debts, net of recoveries .......         31,783          29,250
Realized loss (gain) on sale of property ..........              0               0

 Provision for inventory obsolescence .............        109,968         195,000

 Changes in operating assets and
    liabilities providing (using) cash:
     Accounts receivable ..........................     (1,457,840)     (1,138,886)
      Refundable income taxes .....................        141,234               0

     Inventories ..................................       (162,828)        153,963
            Prepaid expenses  and other
                                                           (60,797)       (269,817)
  Accounts
payable ...........................................        467,068         420,281
      Accrued and other liabilities ...............        500,637         200,733
Income taxes payable ..............................         61,798           5,212

     Deferred compensation ........................        (29,381)         47,088
                                                       -----------      ----------

Net cash provided by (used in)
     operating activities .........................        316,740         154,184
                                                       -----------      ----------



INVESTING ACTIVITIES:


 Capital expenditures .............................       (245,981)       (154,403)

 Payment for purchase of Balfour Healthcare .......              0     (14,956,086)

 Proceeds from sale of property ...................              0               0

 Proceeds from notes receivable ...................          2,186          12,865
                                                       -----------      ----------

Net cash used in investing activities .............       (243,795)    (15,097,624)
                                                       -----------      ----------


FINANCING ACTIVITIES:

Net borrowings (payments) under line
  of credit agreements ............................        528,022          51,753

 Issuance of long term debt .......................              0      15,000,000

 Principal payments on notes and leases ...........       (616,139)       (156,161)

 Cash proceeds from exercise of stock  options ....              0          10,781
                                                       -----------      ----------

Net cash provided by (used in)
      financing activities ........................        (88,117)     14,906,373
                                                       -----------      ----------

NET INCREASE ( DECREASE) IN CASH ..................        (15,172)        (37,067)

CASH AT BEGINNING OF PERIOD .......................         56,009         103,952
                                                       -----------      ----------

CASH AT END OF PERIOD .............................   $     40,837    $     66,885
                                                      ============    ============


                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                                  (Unaudited)





                                                      Three Month Period Ended

                                                     March  31,       April 2,
                                                        1996             1995


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest ...................................         $301,019         $134,385

  Income Taxes ...............................         $      0         $  6,880








See notes to consolidated condensed financial statements.
                                       5

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statement

          For the Three Periods Ended March 31, 1996 and April 2, 1995


                                  (Unaudited)



1. UNAUDITED FINANCIAL INFORMATION

        In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three month periods ended March 31, 1996 and April 2, 1995. The financial statements are presented as permitted by the instructions to Form 10-Q and Article 10 of regulation S-X. The accounting policies followed by the company are set forth in the Company's Annual Report on Form 10-K which is incorporated by reference.



        The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.



        The three month period for 1996 began January 1, 1996 and ended March 31, 1996. The three month period for 1995 began January 1, 1995 and ended April 2, 1995.



 2.   ACQUISITION



On March 6, 1995, the company acquired the Balfour Healthcare Division of Kayser-Roth Corporation and manufacturing facility in Rockwood, Tennessee ("Balfour") for approximately $15.3 million. The Company financed 100% of the acquisition price with a revolving loan agreement provided by a bank (See Note
4).



The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) of $9.428 million is amortized on a straight line basis over 15 years.



The results of operation of the Balfour are included in the accompanying financial statements since the effective date of the acquisition. The following unaudited pro forma summary presents the information as if the acquisition had occurred at the beginning of 1995 after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects. The total interest expense included in this pro forma summary is $267,000 in 1995 and $300,000 in 1996. Goodwill amortization is $157,000. This pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

        Three Month Periods Ended             March 31, 1996     April 2, 1995

                        (Amounts in thousands of dollars, except per share data)

Net Sales .................................    $  17,378.9       $   17,033.3

Net Income ................................          100.7               79.2


Earnings per common share .................         $ . 05         $      .04





 3. SHORT TERM BORROWINGS AND LINES OF CREDIT



        The Company has an agreement with a bank which provides a seasonal line of credit of up to $5,000,000. In addition this line of credit provides a sublimit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 1 3/4% at October 31,1996. The amount outstanding at March 31, 1996, and December 31, 1995 was $1,795,622 and $1,267,600,
respectively. The line of credit commitment will be automatically reduced by $1,000,000 on both May 31, 1998 and March 31, 1999. Indebtedness under this agreement is collateralized by equipment and accounts receivable.



4.       LONG TERM DEBT



          Long term debt is comprised of:

                                                          March 31,  December 31
                                                              1996       1995
                Note Payable-Equipment Loan(a) ......  $   875,000   $ 1,000,000

                Note Payable-Balfour Purchase(b) ...    13.150,000    13,612,500

                        Total ......................    14,025,000    14,612,500

                        Less:Current Maturities ....     2,350,000     2,350,000

                Total Long Term Debt ...............   $11,675,000   $12,262,500



        (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December 31, 1997.



        (b) Pursuant to variable loan rate term loan agreement dated March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation.
Interest accrues at the rate of LIBOR plus 2% at March 31, 1995.
Principal

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

              The Company has an outstanding interest rate swap agreement under which the Company receives a variable rate based on LIBOR and pays a fixed rate of 7.95% on a notional amount of $3,868,561, as determined in one month intervals through November 31, 1998. The transaction effectively changes a portion of the Company's interest rate exposure from a variable rate to a fixed rate. The Company is exposed to a credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.



             A substantial portion of the Company's property and equipment, and accounts receivable are pledged as collateral for the long term debt.



        The annual principal maturites of the long term debt at March 31, 1996 were as follows:

                         1996                 $ 1,762,500

                         1997                   2,350,000

                         1998                   2,350,000

                         1999                   2,350,000

                         2000                   5,212,500

                        Total                 $14,025,000



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



        The Company has a licensing agreement with harve' bernard LTD to manufacture and market a collection of intimate apparel. The Company is obligated to pay a 5% royalty on all sales of harve' bernard brand product with a minimum payment of $4,417 per month.

        The Company has two other licensing agreements within the Byford division. A 8% royalty is paid to the United States Golf Association on sales of product for the U.S Open Golf Championship. The Smithsonian Institute receives a royalty on sales of related products of 5.5% on sales to $1,000,000 and 7% of sales above $1,000,000 with a minimum of $10,000 in royalty from the time period of January 1, 1996 to June 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                     Liquidity and Capital Resources


        The Company has good liquidity. On March 31, 1996, the Company had a current working capital ratio of 2.9 to 1 and working capital of $17,898,268. This ratio was down from 3.2 to 1 at April 2, 1995 primarily due to a decrease in inventories and an increase in short term borrowings.



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


                              Results of Operations

Three Month Periods Ended March 31, 1996, and April 2, 1995

        Net sales by division for the first quarter of 1996 compared to the first quarter of 1995 are set forth in the following table.



                                        Three Month Period Ended

                            Mar. 31      Apr. 2     Increase/      %Increase
                              1996        1995     (Decrease)      (Decrease)

Consumer Products ..   $ 7,099,260   $ 6,678,678   $   420,582           6.3%

Health Products ....     8,686,674     6,107,560     2,579,114          42.2%

Alba Direct ........       528,283       430,245        98,038          22.8%

Byford .............     1,049,949     1,158,671      (108,722)         (9.4)%

AWI Retail .........        14,778         3,110        11,668         375.2%

        Total ......   $17,379,036   $14,378,264   $ 3,000,772          20.9%



        Net Sales as shown in the table above increased by $3,000,772 or 20.9%. Consumer Products sales increased primarily as a result of improvements in the retail apparel economy. Health Products sales increased as a result of the Balfour Health Products acquisition. The 1996 division results reflect a full quarter of sales for Balfour as compared to approximately one month in 1995. Alba Direct sales increased as a result of increased export sales to Japan. Byford's sales decreased due to continued weakness in sweater sales.



        Gross Profits for the first quarter of 1996 increased by $1,008,556 over the first quarter of 1995 as a result of increased sales and an improvement in gross margins. Gross margins increased from 21.7% of net sales in 1995 to 23.7% in 1996 mainly due to an improvement in sales mix. Although gross profits improved for the quarter, the Company's production and shipping was hampered by inclement weather in January and February causing a loss in production and excess over-time.

        Selling, General and Administrative expenses ( as a percentage of sales) increased from 20.6% in the first quarter of 1995 to 20.6% in the first quarter of 1996. The increase was primarily due to an increase in goodwill expenses of $157,140(.9% of sales) caused by the acquisition of Balfour Health Products.



        Operating income increased by $327,449 or 208.9% as compared to the first quarter of 1995. The increase was the result of an increase sales and an improvement in gross margin percentage, as discussed above.



        Total other expense increased to $321,733 from $118,865 in the first quarter of 1995. The Company experienced a full quarter of interest expense on the $15,000,000 bank loan as compared to one month in 1995.



        As a result of the foregoing, Net Income after taxes for the first quarter of 1996, increased by $74,927 or 290.3% over the first quarter of 1995.

Items as a percentage of sales are reflected in the following table:

                                                  Three Month Periods Ended
                                                    March 31,          April 2,
                                                      1996               1995


Net sales ....................................         100.0%           100.0%

Cost of sales ................................          76.3%            78.3%
                                                       ------           ------

Gross margin .................................          23.7%            21.7%

Selling, general and
 administrative expenses .....................          20.9%            20.6%
                                                       ------           ------

Operating income .............................           2.8%             1.1%

Other income (expense), net ..................          (1.9%)           (0.9%)
                                                       ------           ------

Income before income taxes ...................           0.9%             0.2%

Provision for income taxes ...................          (0.4%)            0.1%
                                                       ------           ------

Net Income ...................................           0.5%             0.1%
                                                        =====            =====

PART II.  OTHER INFORMATION

Items 1,2,3,4, and 5 are inapplicable and have been omitted.



Item 6.   Exhibits and Reports on FORM 8-K

 a.   Exhibits

        11.   Computation of earnings per share

        27.   Financial Data Schedule(filed in electronic format only)

 b.   Form 8-K

                None Reported