Form 10-Q
period 1996-06-30
ALBA WALDENSIAN INC
filed 1996-08-14
CIK 3292

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20459



                                    FORM 10-Q



(Mark one)



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended   June 30, 1996

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

As of June 30, 1996, the number of common shares outstanding was 1,867,403.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets                              1-2
             June 30, 1996 and December 31, 1995

             Condensed Consolidated Statements of Current               3
             and Retained Earnings for the Three Month and Six
             Periods Ended June 30, 1996 and July 2, 1995

             Condensed Consolidated Statements of Cash                4-5
             Flows for the Six Month Period Ended
             June 30, 1996 and July 2, 1995

             Notes to Condensed Consolidated Financial                6-9
             Statements

Item 2.      Management's Discussion and Analysis of                10-12
             Financial Condition and Results of Operation

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                       13-14

             Signatures                                                15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                  June 30,    December 31,
                                                    1996        1995 (1)
ASSETS                                          (Unaudited)
CURRENT ASSETS:
Cash                                           $     13,898    $  56,009

Accounts receivable,net                          9,946,589     9,391,137
Refundable income taxes, net                       285,613       437,453
Notes receivable                                    22,642        21,704
Inventories:
Materials                                        3,336,931     3,171,091
Work-in-process                                  5,086,047     4,749,829
Finished goods                                   8,033,697     7,237,050
Total inventories,net                           16,456,675    15,157,970
Prepaid expenses and other                         329,903       379,373
Deferred income taxes                              480,850       480,850
         Total Current Assets                   27,536,170    25,924,496


PROPERTY AND EQUIPMENT                          30,593,752    29,979,572
LESS ACCUMULATED DEPRECIATION                  (17,093,482)  (16,204,174)
Property, Plant and
  Equipment, Net                                13,500,270    13,775,398

OTHER ASSETS:
Goodwill(Note 2)                                 8,642,721     8,957,001
Notes receivable                                    56,766        60,421
Trademarks and patents                             255,948       281,082
Cash value-life insurance                                0       331,617
Total Other Assets                               8,955,435     9,630,121

TOTAL ASSETS                                   $49,991,875   $49,330,015



 (1) The balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

      See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                      June 30,      December 31,
                                                       1996           1995(1)
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings and lines of credit(Note 3)    $2,609,665      $1,267,600
Current maturities of long-term debt(Note 4)          2,350,000       2,350,000
Current maturities of capital lease obligations               0          58,069
Accounts payable                                      2,918,188       2,773,542
Accrued liabilities:
Labor and profit-sharing                                901,173         517,286
Property and payroll taxes                              247,836         247,453
Group health claims - estimated                          40,139         188,143
Other                                                   541,259         481,801
Income taxes payable                                     64,990               0
Total Current Liabilities                             9,673,250       7,883,894

LONG-TERM DEBT (Note 4)                              11,087,500      12,262,500
CAPITAL LEASE OBLIGATIONS                                 -               -
DEFERRED COMPENSATION                                   271,647         330,086
DEFERRED INCOME TAXES                                 1,385,019       1,385,019
Total Liabilities                                    22,417,416      21,861,499
COMMITMENTS AND CONTINGENCIES(Notes 2,3, and 4)
STOCKHOLDERS' EQUITY:
Common stock  - authorized
   3,000,000 shares, $2.50 par
   value; issued: 1,886,580 shares
   in 1996 and 1995; outstanding:
   1,867,403 and 1,867,403 shares
    in 1996 and 1995, respectively                    4,716,450       4,716,450
Additional paid-in capital                            9,182,158       9,182,158
Retained earnings                                    13,812,487      13,706,544
Total                                                27,711,095      27,605,152
Less treasury stock - at cost
   (19,177 and 19,177 shares in
   1996 and 1995, respectively)                        (136,636)       (136,636)
Total Stockholders' Equity                           27,574,459      27,468,516
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $49,991,875     $49,330,015


(1) The balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

      See notes to consolidated condensed financial statements.

                      ALBA-WALDENSIAN,INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Current
                              And Retained Earnings
                                   (Unaudited)

                                                        Three Month Period Ended          Six Month Period Ended
                                                         June 30,         July 2,          June 30,        July 2,
                                                          1996             1995              1996           1995
CURRENT EARNINGS:
Net sales                                             $ 16,296,147   $ 16,252,148       $ 33,675,183    $ 30,630,412
Cost of sales                                           12,503,941     12,385,693         25,759,634      23,649,262
Gross profit                                             3,792,206      3,866,455          7,915,549       6,981,150
Selling, general and
  administrative expenses                                3,478,158      3,228,768          7,117,141       6,186,644
  Operating income                                         314,048        637,687            798,408         794,506
Interest expense                                          (313,707)      (391,925)          (613,748)       (522,367)
Interest income                                              2,553          5,908              6,593           8,784
Other                                                        5,504       (145,263)           (20,320)       (136,560)
Total other income(expense)                               (305,650)      (531,280)          (627,475)       (650,143)
Income before income taxes                                   8,398        106,407            170,933         144,363
Provision for income taxes                                   3,192         42,712             64,990          54,858
Net income                                            $      5,206   $     63,695       $    105,943    $     89,505
Weighted average number of shares
  of common stock outstanding                            1,867,403      1,864,403          1,867,403       1,863,890
Net income per common share                           $        .01   $        .03       $        .06    $        .04
RETAINED EARNINGS:
Balance at beginning of period                        $ 13,807,281   $ 15,389,448       $ 13,706,544    $ 15,361,763
Net income                                                   5,206         63,695            105,943          89,505
Exercise of stock options                                        0              0                  0           1,875
Balance at end of period                              $ 13,812,487   $ 15,453,143       $ 13,812,487    $ 15,453,153


See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Six Month Periods Ended
                                                        June 30,         July 2,
                                                          1996            1995
OPERATING ACTIVITIES:
Net income                                           $   105,943   $     89,505
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                            914,442        946,597
Goodwill amortization                                    314,280        151,500
Provision for bad debts, net of recoveries                50,725         67,761
Realized loss (gain) on sale of property                       0        170,000
Provision for inventory obsolescence                     228,290        375,391
Changes in operating assets and
   liabilities providing (using) cash:
   Accounts receivable                                  (606,177)        18,161
   Refundable income taxes                               151,840              0
   Inventories                                        (1,526,995)      (444,711)
   Prepaid expenses and other                            381,087       (456,545)
   Accounts payable                                      144,646       (121,758)
   Accrued and other liabilities                         295,724        351,719
   Income taxes payable                                   64,990         46,195
   Deferred compensation                                 (58,439)        20,082
Net cash provided by (used in) operating activities      460,356      1,213,897

INVESTING ACTIVITIES:
Capital expenditures                                    (614,180)      (822,017)
Payment for purchase of Balfour Healthcare                     0    (14,956,086)
Proceeds from sale of property                                 0              0
Proceeds from notes receivable                             2,717         16,263
Net cash used in investing activities                   (611,463)   (15,761,840)

FINANCING ACTIVITIES:
Net borrowings (payments) under line
  of credit agreements                                   1,342,065      292,414
Issuance of long term debt                                       0   15,000,000
Principal payments on notes and leases                  (1,233,069)    (771,604)
Cash proceeds from exercise of stock  options                    0       10,781
Net cash provided by (used in) financing activities        108,996   14,531,591
NET INCREASE ( DECREASE) IN CASH                           (42,111)     (16,352)
CASH AT BEGINNING OF PERIOD                                 56,009      103,952
CASH AT END OF PERIOD                                 $     13,898 $     87,600

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                      Six Month Period Ended
                                                    June 30,           July 2,
                                                      1996              1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                        $ 604,158        $ 487,597
    Income Taxes                                    $       0        $  12,333


See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statement
       For the Six and Three Periods Ended June 30, 1996 and July 2, 1995
                                  (Unaudited)


1. UNAUDITED FINANCIAL INFORMATION

        In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six and three month periods ended June 30, 1996 and July 2, 1995. The financial statements are presented as permitted by the instructions to Form 10-Q and Article 10 of regulation S-X. The accounting policies followed by the company are set forth in the Company's Annual Report on Form 10-K which is incorporated by reference.

        The results of operations for the six and three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

        The three month period for 1996 began April 1, 1996 and ended June 30, 1996. The three month period for 1995 began April 3, 1995 and ended July 2, 1995. The six month period for 1996 began January 1, 1996 and ended June 30,
1996.  The six month  period  for 1995  began  January 1, 1995 and ended July 2,
1995.

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

The results of operation of the Balfour are included in the accompanying financial statements since the effective date of the acquisition. The following unaudited pro forma summary presents the information as if the acquisition had occurred at the beginning of 1995 after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects. The total interest expense included in this pro forma summary is $658,000 in 1995 and $614,000 in 1996. Goodwill amortization is $314,000 in 1996 and $151,500 in 1995. This pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                 Actual                 Pro-forma
    Six Month Periods Ended                   June 30, 1996           July  2, 1995
                                  (Amounts in thousands of dollars, except per share data)
Net Sales                                     $ 33,675.2                $ 33,285.4
Net Income                                         105.9                     142.9
Earnings per common share                     $      .06                $      .08

3. SHORT TERM BORROWINGS AND LINES OF CREDIT

        The Company has an agreement with a bank which provides a seasonal line of credit of up to 5,000,000. In addition this line of credit provides a sublimit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 1 3/4% at June 30,1996. The amount outstanding at June 30, 1996, and December 31, 1995 was $2,609,665 and $1,267,600, respectively. The line of credit commitment will be automatically reduced by $1,000,000 on both May 31, 1998 and March 31, 1999. Indebtedness under this agreement is collateralized by equipment and accounts receivable.

4.       LONG TERM DEBT

         Long term debt is comprised of:

                                             June 30,               December 31
                                              1996                     1995
Note Payable-Equipment Loan(a)           $   750,000               $ 1,000,000
Note Payable-Balfour Purchase(b)          12,687,500                13,612,500
               Total                      13,437,500                14,612,500
               Less:Current Maturities     2,350,000                 2,350,000
Total Long Term Debt                     $11,087,500               $12,262,500

        (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December 31, 1997.

        (b) Pursuant to variable loan rate term loan agreement dated March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation. Interest accrues at the rate of LIBOR plus 2% at June 30, 1996. Principal payments are being made quarterly and began June 30, 1995 with the final payment due June 30, 2000. This loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.

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

             A substantial portion of the Company's property and equipment, and accounts receivable are pledged as collateral for the long term debt.

        The annual principal maturites of the long term debt at June 30, 1996 were as follows:

                        1996                      $  1,175,000
                        1997                         2,350,000
                        1998                         2,350,000
                        1999                         2,350,000
                        2000                         5,212,500
                        Total                     $ 13,437,500

5.   EARNINGS PER SHARE

Net income per common share is calculated on the weighted average number of shares of common stock outstanding during the period. The effect of dilutive common stock equivalents is immaterial.

6. LICENSE AGREEMENTS

        The Company has a licensing agreement with Coats Viyella International, UK, in which it is obligated to pay a 5% royalty on all sales of product under the Byford Apparel label that is not produced by Coats Viyella plus 2.5% on all sales of Smithsonian Institute product. The Company also has an agreement with Mr. Ray Shaw, which obligates to Company to pay a 5% royalty on all product sold under the BBW(R) label.

        In connection with the purchase of Balfour Health Products, the Company is obligated to pay Ms. Ada Shapiro a royalty of 5% of sales up to $1,000,000, 2.5% of sales from $1,000,000 to $2,000,000, and 1.5% of sales over $2,000,000 on two styles of diabetic socks produced by Alba Health Products.

        The Company has a licensing agreement with harve' bernard LTD to manufacture and market a collection of intimate apparel. The Company is obligated to pay a 5% royalty on all sales of harve' bernard brand product with a minimum payment of $4,417 per month.

       The Company has three other licensing agreements within the Byford division. A 8% royalty is paid to the United States Golf Association on sales of product for the U.S Open Golf Championship. The Smithsonian Institute receives a royalty on sales of related products of 5.5% on sales to $1,000,000 and 7% of sales above $1,000,000 with a minimum of $10,000 in royalty from the time period of January 1, 1996 to June 30, 1997. The Greg Norman Division of Reebock International Limited receives a royalty of 8% of net sales of related product with a minimum royalty of $55,000 from July 1, 1996 until December 31, 1997. The minimum increases to $104,000 in 1998 and $150,000 in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                         Liquidity and Capital Resources

        The Company has good liquidity. On June 30, 1996, the Company had a current working capital ratio of 2.85 to 1 and working capital of $17,862,920. This ratio was down from 3.54 to 1 at July 2, 1995 primarily due to a decrease in inventories and an increase in short term borrowings.

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

                              Results of Operations

Three Month Periods Ended June 30, 1996, and July 2, 1995

        Net sales by division for the second quarter of 1996 compared to the second quarter of 1995 are set forth in the following table.

                                      Three Month Period Ended
                             June 30          July 2        Increase/     %Increase
                              1996             1995        (Decrease)     (Decrease)

Consumer Products        $  6,778,000     $  6,181,773     $  596,227        9.7%

Health Products             8,033,509        8,438,147       (404,638)      (4.8%)

Alba Direct                   410,411          607,576       (197,165)     (32.5%)

Byford                      1,074,233        1,008,611         65,622        6.5%

AWI Retail                         (6)          16,041        (16,047)    (100.0%)

    Total                $ 16,296,147     $ 16,252,148     $   43,999        2.7%

        Net Sales as shown in the table above increased by $43,999 or 2.7%. Consumer Products sales increased primarily as a result of increased sales to existing customers. Health Products sales declined as a result of weaker sales to one of its major customers. Alba Direct sales declined as a result of weaker sales to its domestic and Japanese customers. The Byford Division sales increased due to increased sock sales. Sweater sales within the Byford Division actually decreased for the period

        Gross Profits for the second quarter of 1996 decreased by $74,249 over the second quarter of 1995 as a result of sales mix. Although sales increased, primarily due to the increase in Consumer Products sales, this division has lower margins than the Health Products and Alba Direct divisions.

        Selling, General and Administrative expenses ( as a percentage of sales) increased from 19.9% in the second quarter of 1995 to 21.3% in the second quarter of 1996. The primary causes of the increase were contract programming cost, increase distribution cost caused by smaller shipments, and increases in salaries and commissions.

        Operating income decreased by $323,639 or 50.8% as compared to the second quarter of 1995. The decrease in operating income, as discussed above, was caused by lower gross profits and higher selling, general and administrative expenses.

        Total other income/expense aggregated $305,650 of expense as compared to $531,280 of expense in 1995. Other expense was lower due to a decrease in interest expense. The Company also had a $170,000 write-down of the value of its Main Street plant in 1995, such a write-down did not occur in 1996.

        Net Income after taxes for the three month period decreased by $58,489 or 91.8%, due to the reasons discussed above.

Six Month Periods Ended June 30, 1996 and July 2, 1995

        Net Sales by division for the first six month period of 1996 as compared to the first six month period of 1995 are set forth in the following table:

                                          Six Month Period Ended
                        June 30         July 2            Increase/      %Increase
                         1996            1995            (Decrease)      (Decrease)
Consumer Product     $ 13,877,352    $ 12,860,451     $  1,016,901           7.9%
Health Products        16,720,183      14,545,707        2,174,476          15.0%
Alba Direct               938,693       1,037,821          (99,128)         (9.6%)
Byford                  2,124,183       2,167,282          (43,099)         (2.0%)
AWI Retail                 14,772          19,151          ( 4,379)        (22.9%)
    Total            $ 33,675,183    $ 30,630,412     $  3,044,771           9.9%

        Net sales as shown in the table above, increased by $3,044,771 or 9.9% Consumer Products sales increased primarily as a result of increased sales to existing customers. Health Products sales increased as a result of the Balfour acquisition in March, 1995. The division's sales represent six months of Balfour sales in 1996, as compared to approximately four months in 1995. Alba Direct sales declined as a result of weaker sales to its domestic and Japanese customers. The Byford sales decreased due to a continued weakness in sweater sales.
        Gross Profits for the six moths increased by $934,399 or 13.8% as compared to a similar period in 1995. Gross profits increased as a result of the increased sales volume, as discussed above.

        Selling, General, and Administrative expenses(as a percentage of sales) increased from 20.2% in 1995 to 21.1% in 1996. This increase was primarily due to an increase in goodwill amortization expense, contract programming cost, salaries, commissions, and an increase in distribution cost caused by smaller order shipments.

        Operating income increased by $3,902 or .5% as compared to the first six months of 1995. The increase in operating income, as discussed above, was caused by an increase in sales partially offset by increased Selling, General and Administrative cost.

        Total other income/expense aggregated expense of $627,475 as compared to expense of $650,143 in 1995. Interest expense increased by $91,381 due to six months of interest on the bank loan for the Balfour acquisition, compared to approximately four months in 1995. The increased interest expense was offset by $170,000 write-down of the value of the Company's Main Street plant in 1995, such a write-down did not occur in 1996.

        Net income after taxes for the first six months of 1996 increased by $16,438 or 18.4% as compared to the first six moths of 1995, due to the reasons discussed above.

Items as a percentage of sales are reflected in the following table:


                                   Three Month Periods Ended   Six Month Periods Ended
                                       June 30,       July 2,      June 30,    July 2,
                                         1996          1995          1996        1995

Net sales                             100.0%          100.0%       100.0%      100.0%
Cost of sales                          76.7%           76.2%        76.5%       77.2%
Gross margin                           23.3%           23.8%        23.5%       22.8%
Selling, general and
administrative expenses                21.3%           19.9%        21.1%       20.2%
  Operating income                      2.0%            3.9%         2.4%        2.6%
Other income (expense), net            (1.9%)          (3.3%)        1.9%        2.1%
Income before income taxes              0.1%            0.6%         0.5%        0.5%
Provision for income taxes              0.0%            0.3%         0.2%        0.2%
Net Income                              0.1%            0.3%         0.3%        0.3%

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


                                       ALBA-WALDENSIAN, INC. AND SUBSIDIARIES



Date:_________                        _________________________________________
                                      Thomas I. Nail
                                      Chief Financial Officer and
                                      Principal Accounting Officer