Form 10-Q
period 1996-09-29
ALBA WALDENSIAN INC
filed 1996-11-13
CIK 3292

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20459



                                    FORM 10-Q




(Mark one)



 [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended   September 29, 1996




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

As of September 29, 1996, the number of common shares outstanding was 1,867,403.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES



                                      INDEX




                                                                       PAGE







PART I.      FINANCIAL INFORMATION



Item 1.      Financial Statements



              Consolidated Balance Sheets                              1-2
              September 29, 1996 and December 31, 1995

              Condensed Consolidated Statements of Current               3
              and Retained Earnings for the Three Month and Nine
              Periods Ended September 29, 1996 and October 1, 1995

              Condensed Consolidated Statements of Cash                4-5
              Flows for the Nine Month Period Ended
              September 29, 1996 and October 1, 1995

              Notes to Condensed Consolidated Financial                6-9
               Statements


Item 2.   Management's Discussion and Analysis of                     10-12
           Financial Condition and Results of Operation

PART II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            13-14

              Signatures                                                 15

PART I.  FINANCIAL INFORMATION



 Item 1.  Financial Statements



              ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets



                                                       September 29,      December 31,
                                                           1996             1995 (1)
                                                        (Unaudited)


ASSETS

CURRENT ASSETS:

Cash                                                   $   13,221            $    56,009
Accounts receivable,net                                10,442,100              9,391,137
Refundable income taxes, net                                                     437,453
Notes receivable                                           23,127                 21,704
Inventories:
Materials                                               3,305,721              3,171,091
Work-in-process                                         5,029,037              4,749,829
Finished goods                                          6,490,249              7,237,050
Total inventories,net                                  14,825,007             15,157,970
Prepaid expenses and other                                279,727                379,373

 Deferred income taxes                                    480,850                480,850
         Total Current Assets                          26,064,032             25,924,496
PROPERTY AND EQUIPMENT                                 31,210,449             29,979,572
LESS ACCUMULATED DEPRECIATION                         (17,514,669)           (16,204,174)
Property, Plant and
Equipment, Net                                         13,695,780             13,775,398

OTHER ASSETS:
Goodwill(Note 2)                                        8,209,688              8,957,001
Notes receivable                                           52,440                 60,421
Trademarks and patents                                    243,381                281,082
Cash value-life insurance                                       0                331,617
Total Other Assets                                      8,505,509              9,630,121
                                                        ---------              ---------
TOTAL ASSETS                                          $48,265,321            $49,330,015
                                                       ==========              =========



 (1) The balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

      See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                         September 29,              December 31,
                                                            1996                       1995(1)
                                                         (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Short term borrowings and lines of credit(Note 3)        $ 2,725,358                  $   1,267,600
Current maturities of long-term debt(Note 4)               2,350,000                      2,350,000
Current maturities of capital lease obligations                    0                         58,069
Accounts payable                                           1,581,995                      2,773,542
Accrued liabilities:
 Labor and profit-sharing                                    999,330                        517,286
 Property and payroll taxes                                  357,581                        247,453
 Group health claims - estimated                              21,366                        188,143
 Other                                                       316,190                        481,801
Income taxes payable                                         178,202                              0
Total Current Liabilities                                  8,530,022                      7,883,894

LONG-TERM DEBT (Note 4)                                   10,500,000                     12,262,500
CAPITAL LEASE OBLIGATIONS                                     -                               -
DEFERRED COMPENSATION                                        252,378                        330,086
DEFERRED INCOME TAXES                                      1,385,019                      1,385,019
   Total Liabilities                                      20,667,419                     21,861,499
COMMITMENTS AND CONTINGENCIES(Notes 2,3, and 4)
STOCKHOLDERS' EQUITY:
Common stock  - authorized
  3,000,000 shares, $2.50 par
  value; issued: 1,886,580 shares
  in 1996 and 1995; outstanding:
  1,867,403 and 1,867,403 shares
  in 1996 and 1995, respectively                           4,716,450                      4,716,450
Additional paid-in capital                                 9,182,158                      9,182,158
Retained earnings                                         13,835,930                     13,706,544
Total                                                     27,734,538                     27,605,152
Less treasury stock - at cost
   (19,177 and 19,177 shares in
   1996 and 1995, respectively)                             (136,636)                      (136,636)
Total Stockholders' Equity                                27,597,902                     27,468,516
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                    $48,265,321                    $49,330,015
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

                      ALBA-WALDENSIAN,INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Current
                              And Retained Earnings
                                   (Unaudited)



                                                Three Month Period Ended            Nine Month Period Ended
                                                Sept. 29,         October 1,           Sept.29,    October 1,
                                                  1996              1995                1996        1995

CURRENT EARNINGS:
 Net sales                                       $ 16,279,071     $ 16,769,041    $ 49,954,254   $ 47,399,453
 Cost of sales                                     12,584,736       14,426,170      38,344,370     38,075,432
 Gross profit                                       3,694,335        2,342,871      11,609,884      9,324,021
 Selling, general and
  administrative expenses                           3,309,221        3,165,007      10,426,362      9,351,651
 Operating income                                     385,114         (822,136)      1,183,522        (27,630)
 Interest expense                                    (381,732)        (361,579)       (995,480)      (883,946)
 Interest income                                        6,777            5,877          13,370         14,661
 Other                                                 26,944            2,446           6,626       (134,114)
 Total other income(expense)                         (348,011)        (353,256)       (975,484)    (1,003,399)

 Income before income taxes                            37,103       (1,175,392)        208,038     (1,031,029)
 Provision for income taxes                            13,660         (446,649)         78,652       (391,791)
 Net income                                      $     23,443     $   (728,743)   $    129,386   $   (639,238)

Weighted average number of shares
  of common stock outstanding                       1,867,403        1,864,502       1,867,403      1,864,094

Net income per common share                      $        .01    $        (.39)   $       . 07   $       (.34)


RETAINED EARNINGS:

Balance at beginning of period                   $ 13,812,487    $  15,453,143    $ 13,706,544   $ 15,361,763
Net income                                             23,443         (728,743)        129,386       (639,238)
Exercise of stock options                                   0              313               0          2,188
Balance at end of period                         $ 13,835,930    $  14,724,713    $ 13,835,930   $ 14,724,713


See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine Month Periods Ended
                                                   September 29,        October 1,
                                                       1996                 1995

OPERATING ACTIVITIES:
 Net income                                     $     129,386          $  (639,238)
 Adjustments to reconcile net income
 to net cash used in operating activities:
Depreciation and amortization                       1,310,495            1,440,480
Goodwill amortization                                 499,090              304,780
Provision for bad debts, net of recoveries             30,587              174,406
Realized loss (gain) on sale of property                    0              126,184
Provision for inventory obsolescence                  448,747              902,367
Changes in operating assets and
  liabilities providing (using) cash:
  Accounts receivable                              (1,081,550)          (1,690,446)
  Refundable income taxes                             437,453             (406,079)
  Inventories                                      (  115,784)           1,051,132
  Prepaid expenses  and other                         431,263              (99,955)
  Accounts payable                                 (1,191,547)            (142,833)
  Accrued and other liabilities                       545,708              632,185
  Income taxes payable                                178,202                    0
  Deferred compensation                            (   77,708)              (6,079)
Net cash provided by (used in) operating
    activities                                      1,544,342            1,646,904

INVESTING ACTIVITIES:
 Capital expenditures                              (1,230,877)          (1,584,227)
 Payment for purchase of Balfour Healthcare                 0          (15,312,437)
 Proceeds from sale of property                             0              255,626
 Proceeds from notes receivable                         6,558               15,401
Net cash used in investing activities            (  1,224,319)         (16,625,637)

FINANCING ACTIVITIES:
Net borrowings (payments) under line
  of credit agreements                              1,457,758            1,327,194
 Issuance of long term debt                                 0           15,000,000
 Principal payments on notes and leases            (1,820,569)          (1,385,249)
 Cash proceeds from exercise of stock  options              0               14,656
Net cash provided by (used in) financing
    activities                                       (362,811)          14,956,601

NET INCREASE ( DECREASE) IN CASH                      (42,788)             (22,132)
CASH AT BEGINNING OF PERIOD                            56,009              103,952
CASH AT END OF PERIOD                           $      13,221          $    81,820


                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                  Nine Month Period Ended
                                          September 29,             October 1,
                                              1996                     1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                $ 992,934               $ 845,698
    Income Taxes                            $       0               $  16,285


See notes to consolidated condensed financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statement
  For the Nine and Three Periods Ended September 29, 1996 and October 1, 1995
                                  (Unaudited)



1. UNAUDITED FINANCIAL INFORMATION

        In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly the financial position as of September 29, 1996 and the results of operations for the nine and three month periods ended September 29, 1996 and October 1, 1995. The financial statements are presented as permitted by the instructions to Form 10-Q and Article 10 of regulation S-X. The accounting policies followed by the Company are set forth in the Company's Annual Report on Form 10-K which is incorporated by reference.

        The results of operations for the nine and three month period ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

        The three month period for 1996 began July 1, 1996 and ended September 29, 1996. The three month period for 1995 began July 3, 1995 and ended October 1, 1995. The nine month period for 1996 began January 1, 1996 and ended September 29, 1996. The nine month period for 1995 began January 1, 1995 and ended October 1, 1995.

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

The results of operations of Balfour are included in the accompanying financial statements since the effective date of the acquisition. The following unaudited pro forma summary presents the information as if the acquisition had occurred at the beginning of 1995 after giving effect to certain adjustments, including amortization of goodwill and interest expense from debt issued to fund the acquisition and related income tax effects. The total interest expense included in this pro forma summary is $1,020,000 in 1995 and $996,000 in 1996. Goodwill amortization is $462,000 in 1996 and $447,500 in 1995. This pro forma summary is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                       Actual              Pro-forma
Nine Month Periods Ended          September 29, 1996    October 1, 1995
                        (Amounts in thousands of dollars, except per share data)

Net Sales                            $ 49,954.3            $ 50,054.4
Net Income                                129.3                (585.8)
Earnings per common share                $ . 07              $   (.32)

 3. SHORT TERM BORROWINGS AND LINES OF CREDIT

        The Company has an agreement with a bank which provides a seasonal line of credit of up to 5,000,000. In addition this line of credit provides a sublimit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 1 3/4% at September 29, 1996. The amount outstanding at September 29, 1996, and December 31, 1995 was $2,725,358 and $1,267,600,
respectively. The line of credit commitment will be automatically reduced by $1,000,000 on both May 31, 1998 and March 31, 1999. Indebtedness under this agreement is collateralized by equipment and accounts receivable.

4.       LONG TERM DEBT

          Long term debt is comprised of:
                                            September 29,      December 31
                                                1996               1995
Note Payable-Equipment Loan(a)            $    625,000        $ 1,000,000
Note Payable-Balfour Purchase(b)            12,225,000         13,612,500
          Total                             12,850,000         14,612,500
          Less:Current Maturities            2,350,000          2,350,000
Total Long Term Debt                      $ 10,500,000        $12,262,500

       (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December 31, 1997.

        (b) Pursuant to variable loan rate term loan agreement dated
March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation.
Interest accrues at the rate of LIBOR plus 2% at September 29, 1996. Principal payments are being made quarterly and began June 30, 1995 with the final payment due June 30, 2000. This loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.

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

        The annual principal maturites of the long term debt at September 29, 1996 were as follows:

                        1996                      $     587,500
                        1997                          2,350,000
                        1998                          2,350,000
                        1999                          2,350,000
                        2000                          5,212,500
                        Total                     $  12,850,000

 5.   EARNINGS PER SHARE

Net income per common share is calculated on the weighted average number of shares of common stock outstanding during the period. The effect of dilutive common stock equivalents is immaterial.

 6. LICENSE AGREEMENTS

        The Company has a licensing agreement with Coats Viyella International, UK, in which it is obligated to pay a 5% royalty on all sales of product under the Byford Apparel label that is not produced by Coats Viyella and 2.5% on all sales of Smithsonian Institute product. The Company also has an agreement with Mr. Ray Shaw, which obligates the Company to pay a 5% royalty on all product sold under the BBWr label.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                     Liquidity and Capital Resources


        The Company has good liquidity. On September 29, 1996, the Company had a current working capital ratio of 3.06 to 1 and working capital of $17,534,010. This ratio is comparable 3.05 to 1 at October 1, 1995. The decrease in inventory levels have been offset by decreases in accounts payable and accrued liabilities.

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


                              Results of Operations

Three Month Periods Ended September 29, 1996, and October 1, 1995

        Net sales by division for the third quarter of 1996 compared to the third quarter of 1995 are set forth in the following table.



                            Three Month Period Ended
                             Sept. 29       Oct. 1        Increase/   %Increase
                               1996          1995         (Decrease)  (Decrease)

   Consumer Products       $6,267,956     $6,192,105     $   75,851        1.3%
   Health Products          8,098,032      8,136,808       ( 38,776)      ( .5%)
   Alba Direct                477,806        538,198       ( 60,392)     (11.3%)
   Byford                   1,435,277      1,868,787       (433,510)     (23.2%)
   AWI Retail                       0         33,143        (33,143)    (100.0%)
        Total             $16,279,071    $16,769,041     $ (489,970)      (3.0%)


        Net Sales as shown in the table above decreased by $489,970 or 3.0%. Consumer Products sales increased primarily as a result of sales to a new customer. Health Products sales declined as a result of weaker sales to one of its major customers. Alba Direct sales declined as a result of weaker sales to its domestic and Japanese customers. The Byford Division sales decreased primarily due to continued weakness in its sweater sales.

        Gross Profits for the third quarter of 1996 increased by $1,351,464 or 57.7% over the third quarter of 1995. Gross Profits improved as a result of lower manufacturing expenses and as result of lower inventory markdowns. During the third quarter of 1995, the Company marked down its inventory by an additional $1,200,000, such a markdown did not occur in 1996.

        Selling, General and Administrative expenses ( as a percentage of sales) increased from 18.9% in the third quarter of 1995 to 20.3% in the third quarter of 1996. The primary causes of the increase were contract programming cost, salaries, professional services, and commissions and the lower sales volume.

        Operating income increased to $385,114 as compared to a loss of $822,136 in the third quarter of 1995. The increase in operating income as discussed above was the result of higher gross profits.

        Total other income/expense aggregated $348,011 of expense as compared to $353,256 of expense in 1995.

        Net Income after taxes for the three month period increased by $752,186 due to the reasons discussed above.

Nine Month Periods Ended September 29, 1996 and October 1, 1995

        Net Sales by division for the first nine month period of 1996 as compared to the first nine month period of 1995 are set forth in the following table:

                                        Nine Month Period Ended
                       Sept. 29         Oct. 1         Increase/   %Increase
                         1996            1995         (Decrease)   (Decrease)

  Consumer Products   $20,145,309     $19,052,556   $ 1,092,753        5.8%
  Health Products      24,818,215      22,682,515     2,135,700        9.5%
  Alba Direct           1,416,499       1,576,019      (159,520)     (10.2%)
  Byford                3,559,459       4,036,069      (476,610)     (11.8%)
  AWI Retail               14,772          52,294     (  37,522)     (71.8%)
        Total         $49,954,254     $47,399,453     $2,554,801       5.4%

        Net sales as shown in the table above, increased by $2,554,801, or 5.4%. Consumer Products sales increased primarily as a result of increased sales to existing customers and to a new customer. Health Products sales increased as a result of the Balfour acquisition in March, 1995. The division's sales represent a full nine month's of Balfour sales in 1996, as compared to approximately seven months in 1995. Alba Direct sales declined as a result of weaker sales to its domestic and Japanese customers. The Byford sales decreased due to a continued weakness in sweater sales.

        Gross Profits for the nine months increased by $2,285,863 or 24.5% as compared to a similar period in 1995. Gross profits increased as a result of the increased sales, lower manufacturing cost and lower inventory markdowns. In the third quarter of 1995, the Company marked down its inventories by an additional $1,200,000, such a markdown did not occur in 1996.

        Selling, General, and Administrative expenses(as a percentage of sales) increased from 19.7% in 1995 to 20.9% in 1996. This increase was primarily due to an increase in goodwill amortization expense, contract programming cost, salaries, commissions, and an increase in distribution cost caused by shipments of smaller orders.

        Operating income increased by $1,211,152 as compared to the first nine months of 1995. The increase in operating income, as discussed above, was a result of an increase in sales, lower manufacturing cost and lower inventory markdowns, partially offset by increased Selling, General and Administrative cost.

        Total other income/expense aggregated expense of $975,484 as compared to expense of $1,003,399 in 1995. Net Interest expense increased by $112,825 due to nine months of interest on the bank loan for the Balfour acquisition, compared to approximately seven months in 1995. The increased interest expense was offset by $170,000 write-down of the value of the Company's Main Street plant in 1995, such a write-down did not occur in 1996.

        Net income after taxes for the first nine months of 1996 increased by $768,624 as compared to the similar nine months of 1995, due to the reasons discussed above.

Items as a percentage of sales are reflected in the following table:

                           Three Month Periods Ended    Nine Month Periods Ended
                           Sept. 29,        Oct. 1,     Sept. 29,       Oct. 1,
                             1996            1995          1996           1995

Net sales                    100.0%          100.0%       100.0%         100.0%
Cost of sales                 77.3%           86.0%        76.8%          80.3%
Gross margin                  22.7%           14.0%        23.2%          19.7%
Selling, general and
  administrative expenses     20.3%           18.9%        20.9%          19.7%
Operating income               2.4%          ( 4.9%)        2.3%           0.0%
Other income (expense), net   (2.1%)         ( 2.1%)        1.9%           2.1%
Income before income taxes     0.3%          ( 7.0%)        0.4%          (2.1%)
Provision for income taxes     0.1%          ( 2.6%)        0.2%          (0.8%)
  Net Income                   0.2%          ( 4.4%)        0.2%          (1.3%)

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




                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

Date:
     -----------                   --------------------------------
                                   Thomas I. Nail
                                   Chief Financial Officer and
                                   Principal Accounting Officer