Form 10-K
period 1996-12-31
ALBA WALDENSIAN INC
filed 1997-03-31
CIK 3292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                           ----------------------------

                                    FORM 10-K

{x} ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
{TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For transition period from.................... to .........................
                   Commission file number 001-06150

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss..229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. { }

State the aggregate market value of the voting stock held by the non-affiliates of the registrant: APPROXIMATELY $4,915,588 AS OF MARCH 15, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,867,403 SHARES OF COMMON STOCK ($2.50 PAR VALUE) AS OF MARCH 15, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Parts I and III.


                                                        Page 1 of 25 pages
                                                        (including exhibits) The
                                                        Exhibit Index is located
                                                        on page 23.

                                     PART I

ITEM 1.    BUSINESS.
GENERAL DEVELOPMENT OF BUSINESS
     Alba-Waldensian, Inc., (the "Company") manufactures a variety of knitted apparel and health care products at three plants in Valdese, North Carolina and one plant in Rockwood, TN and markets the products through four divisions, the Consumer Products Division, the Health Products Division, the Alba Direct Division and the Byford Apparel Division.
     On March 6, 1995 the Company purchased Balfour Health Products, a manufacturer of various knit products for the Healthcare industry, from Kayser-Roth Corporation. The purchase consisted primarily of a manufacturing facility, in Rockwood, TN., machinery, inventory and certain brand names.
     In 1993, the Company developed a process to knit a seamless bra which was introduced to the market in 1994 and received a patent for the process in 1996. This same process is used to manufacture tank tops and body suits which were introduced in 1995.
     In 1995 the Company underwent a major restructuring. The purchase of Balfour Health Products early in 1995 gave the Company a manufacturing facility in Rockwood, Tennessee. The Company consolidated its Health Products manufacturing and distribution, which was located in three plants in Valdese, North Carolina, at the Rockwood, Tennessee facility.
   As a result of the Health Products consolidation, the Company was able to restructure its manufacturing of consumer products in Valdese, North Carolina, thereby closing two production facilities. One of the facilities (the Main Street Plant) was sold in September 1995 and the Company plans to sell or lease the other facility at some point in the future.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is in a single line of business: the manufacturing, processing, importing and selling of knitted products, which consists of several classes. Accordingly, no segment information is presented.

PRINCIPAL PRODUCTS
     The principal products of the Company's four Divisions are described below. For additional discussion of the current status of each Division and its products, please see the Company's 1996 Annual Report to Shareholders, which contains information expressly incorporated herein by reference.

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

     The Company has developed a process which makes it possible to knit bras, tank tops and body suits on seamless knitting equipment. This design technology, which is patented for the knit bra, has allowed the Company to significantly broaden its product offerings. The seamless knit bra was introduced in 1994 and the tank tops and body suits were introduced in 1995.

     The Company uses state of the art computer-controlled circular-knitting technology. Such equipment produces apparel that management believes is better fitting and therefore more comfortable.

     The Company did not renew the license after 1994 acquired from Kayser-Roth Corporation in 1990 for No-Nonsense (R), or the license acquired from Leslie Fay Company in 1992 for the Leslie Fay(R) name, both used in connection with women's hosiery products. Management's decision to terminate both license agreements was based on the fact that the licenses no longer provided value for the Company and that both agreements had a high minimum royalty payment. Instead, the Company is searching for new brand licenses that will position the Company in various types of trade. The Company has also placed renewed emphasis on placing its All Day Long(R) brand in department stores.

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

    Other products include slip-resistant patient treads, which are knitted soft patient footwear with slip resistant soles to help prevent patient falls while keeping feet warm even while in bed; knitted arm sleeves, which provide protection to the skin of patients with poor circulation; oversize socks for diabetic patients; baby caps to retain body temperature; and knitted cuffs for use on surgical gowns.



BYFORD APPAREL DIVISION

     The Byford Division imports and markets a broad range of quality men's hosiery and sweaters. For the most part, Byford's socks are imported from the Byford mill in Leicester, England and supplemented with domestic and South American sources. Sourcing for Byford sweaters comes from Coats Viyella mills in the United Kingdom, mills in the Far East, and domestic sweater producers. The men's hosiery incorporates fully reciprocated and reinforced heels and toes.


ALBA DIRECT DIVISION

     Alba Direct distributes products from the Consumer Products Division, Byford Apparel Division, and Health Products Division to the independent specialty retail class of trade via telemarketing. Alba Direct has developed export customers in Japan and Turkey and is the primary group responsible for developing the Company's Consumer export business.

METHODS OF  DISTRIBUTION

     The Company's products are sold throughout the United States through salaried and commissioned salesmen. The Consumer Products Division markets its products directly to chain store organizations, which sell them under their own labels, and to several companies that market nationally advertised brands. Byford products are marketed primarily through men's specialty stores, both chains and independents. Products of the Health Products Division for use in hospitals are marketed to major distributors by the Company's sales representatives. These products are sold both under private label and under the Company's own Life Span(R) Label. Alba Direct distributes branded Consumer Products and Health Products to the independent retail trade through telemarketing. Sales offices are located in Valdese, North Carolina and in New York City. Total expenses for marketing and selling of all products from the Company's continuing operations was 9.7% of sales in 1996 and 10.0% of sales in 1995. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's Annual Report to Shareholders, which is incorporated herein by reference.)


MANUFACTURING

 All Health Products manufacturing and distribution is located at the Rockwood, Tennessee plant. The Rockwood plant is a 246,000 square foot building, with space and available labor market for growth. All products are knitted on circular knitting equipment. Most of this equipment has been purchased in the past ten years. Automated seaming, printing and packaging are used in the finishing process.

Consumer Products manufacturing and distribution is located at three plants in Valdese, North Carolina. Products are knitted on circular knitting equipment. Most of the circular knitting equipment is the latest equipment available. Greige seaming and finishing are manual or automated, depending on product and size of product. A major improvement during 1995 was the purchase of new automatic hosiery packaging equipment, which will reduce labor costs and improve quality.


The Company continues to replace older equipment and automate where possible. The Company expects capital expenditures for 1997 to be approximately $2,100,000. The capital expenditures in 1997 will be for purchasing equipment, upgrading remaining older equipment and computer systems, automating, and renovating and improving plant facilities.


FINANCIAL INFORMATION ABOUT CLASSES OF SIMILAR PRODUCTS

     The Company is in a single line of business: manufacturing, processing and selling knitted products, consisting of several classes. The table below illustrates sales as a percentage of net dollar volume from continuing operations for each product class for each of the Company's last three years:

                                   1996             1995           1994
                                   ----             -----          ----
Women's Intimate Apparel           28.6%            28.3%          40.2%
Men's Wear                          1.8              2.6            4.3
Women's Hosiery Products           13.8             15.5           17.4
Men's Hosiery                       6.2              6.2            7.9
Health Products                    49.6             47.4           30.2
                                   ----             ----           ----
                                  100.0%           100.0%         100.0%

       o Women's intimate apparel consists of regular size bras, briefs and bodywear as well as maternity and plus size briefs.
       o Mens wear consists of Byford Sweaters.
       o Women's hosiery products consist of regular, maternity and plus-size panty hose, as well as trouser socks and thigh high hose.
       o Men's hosiery consist of Byford socks and Consumer Product's
 Toesies(R).
       o Health products consist of stockinettes, treads, arm sleeves, mesh panties, anti-embolism stockings, PAS(R), sterile wound dressings, heel pads, elbow pads, oversize socks, baby caps, and knitted cuffs.

         Discontinued products are eliminated for the purpose of this table. The remaining sales percentages of each class were restated after this elimination to represent sales of each class as a percentage of net dollar volume from continuing product lines.

NEW PRODUCTS

     The Company maintains an active research and development department that continually evaluates new products and process. Management also evaluates new products, business opportunities, and acquisitions on an on-going basis and could encounter an opportunity which would require substantial investment in the future. Such investments occurred in 1994 with the acquisition of the pulsitate anti-embolism business from Baxter Healthcare Corporation and in 1995 with the acquisition of the Balfour Health Products Division from Kayser-Roth Corporation. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders.)

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


PATENTS AND TRADEMARKS

     The only material patents held by the Company are (1) for a device used to warm wet dressings, which expires in 2002; (2) for a process covering the manufacture of dressings, which expires in 2002, and (3) for a process which makes it possible to knit bras on seamless knitting equipment, which expires in 2014. Also, the Company acquired a exclusive License Agreement for a patented process which makes it possible to knit briefs. The agreement is for the life of the patent, which expires in 2012. The material trademarks held by the Company are: Alba(R), All Day Long(R), ComfortKnit(R), SomeBody(R), While You Wait(R), Comfort Zone(R), Lady Alba(R), Occasionals(R), Ultimates(R), XX-Span(R), Speed-Roll(R), Life Span(R), Coplex(R), PAS(R), Baby Bogan(R), Balfour(R), Care-Steps(R) and Castmate(R). The Company or its subsidiary, Pilot Research Corporation, holds numerous other patents and trademarks that, because of obsolescence or other reasons, are not material to the Company's current operations.

SEASONALITY
     Sales tend to be fairly even throughout the year. For a tabular presentation of unaudited summary financial information on a quarterly basis, see the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.


WORKING CAPITAL
     Differences resulting from seasonal fluctuations have not materially affected the Company's working capital requirements. The Company sells merchandise on consignment only on a limited basis. Although returns are permitted when the quality of merchandise sold is below acceptable standards or when an error in completing an order occurs, the number and amounts of returns did not have a material effect on working capital of the Company during fiscal 1996 or 1995. Due to the various approaches to manufacturing and distribution used by the industry, the Company is not aware of any industry-wide norms relating to sale and delivery requirements. In 1995 the Company's working capital was adversely affected as current maturities of long-term debt increased, due to the financing of the Balfour Health Products acquisition.


SIGNIFICANT CUSTOMERS
    Allegiance Healthcare Corporation (formerly Baxter Healthcare Corporation) is the only customer that represents ten percent or greater of the Company's sales volume for the years ended in 1996, 1995 and 1994.

                                           1996         1995         1994
                                           ----         ----         ----
Allegiance Healthcare Corporation          $15,932,382  $16,601,252  $12,902,722
(formerly Baxter  Healthcare Corporation)
         Percentage of sales                      24.2%        26.1%       22.8%

   While the loss of Allegiance Healthcare Corporation would have a material adverse effect on the business of the Company, management believes that, because of the number of departments within Allegiance to which the Company sells, the likelihood of a material amount of sales loss is reduced.

BACKLOG

     The Company's backlog of firm orders at December 31, 1996 and 1995 was $2,867,901 and $3,651,398 respectively. A majority of the Company's orders are for delivery within 5 to 60 days; therefore, backlogs are not normally indicative of orders for the remainder of the year.

COMPETITION

   The Company encounters substantial competition in the sale of its products from numerous competitors, a few of which are known to have larger sales and capital resources than the Company. Management is unable to estimate the number of the Company's competitors or its relative position among them. Management believes that the principal methods of competition in the markets in which the Company competes include price, delivery, performance, service and the ability to bring to the market innovative products. Management believes that the Company is competitive with respect to these factors but is unable to identify specific positive and negative aspects of the Company's business pertaining to such factors. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders.)


RESEARCH AND DEVELOPMENT

     The Company estimates that in 1996 it spent $474,330 on Company-sponsored research and development projects through the Company's Research and Development Department and its wholly owned subsidiary, Pilot Research Corporation. This compares to $490,824 in 1995 and $376,008 in 1994.

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

EMPLOYEES

     The Company had 663 employees as of December 31, 1996. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.


ITEM 2.  PROPERTIES.

     The Company's principal physical properties are listed below:

                         Approximate
                            Square
Name        Location       Footage                    Use
----        --------     -----------                  ---

Alba        Valdese, NC    157,000                    Yarn
                                                      Processing
                                                      (Consumer Products)

Alba        Valdese, NC     18,000                     Not in Use
Annex


John Louis  Valdese, NC    178,300                     Finishing (Consumer
                                                       Products)

Pineburr    Valdese, NC     81,000                     Knitting  (Consumer
                                                       Products)

Rockwood    Rockwood, TN   245,940                     Knitting, Yarn
                                                       Processing  &
                                                       Finishing (Health
                                                       Products)

Office      Valdese, NC     52,000                     Corporate
                                                       headquarters

Offices     New York City    2,488  Leased             Sales Offices
                                    $80,000 Annually
                                    Expires May 1997

AWI Retail  Branson, MO      1,760  Leased             Retail Store (Not in Use)
                                    $32,560 Annually
                                    Expires March 1999


     During 1995 the Company restructured its Valdese, North Carolina manufacturing operations. As a result the Company only utilizes approximately 8% of its Alba Plant for a yarn covering operation and leases approximately 11%. The Company plans to sell or lease the Alba Plant and will move its yarn covering operation when a suitable purchaser or tenant is found.

     All plants are of brick and steel construction, and most areas have been air conditioned. All have been maintained in working condition. The Company leases its New York City office and its Branson, Missouri retail store. The rest of the Company's physical properties are held in fee simple, subject to encumbrances that are described in Note 4 and 5 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.


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



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The information called for by this item appears beneath the heading "Stock Prices and Dividend Information" in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference. The Company's $2.50 par value Common Stock is registered and traded on the American Stock Exchange under the symbol "AWS". The Board of Directors has no formal policy with respect to the payment of dividends and no such dividends have been declared or paid during the past three fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information called for by this item appears beneath the heading "Five-Year Selected Financial Data" in the Company's 1996 Annual Report to Shareholders , which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         OPERATIONS

     The information called for by this item appears beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item appears in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding Directors called for by this item appears beneath the heading "Information about Directors and Nominees for Director" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

EXECUTIVE OFFICERS

     The following table sets forth certain information about the Company's executive officers:
Name                            Position with the Company
----                            -------------------------
Lee  N. Mortenson        61     President and Chief Executive
                                Officer

Donald R. Denne, Sr.     60     Senior Vice President and President
                                of the Health Products Division

Thomas I. Nail           49     Treasurer, Secretary and Chief
                                Financial Officer

Dixon R. Johnston        55     Vice President and President of
                                the Consumer Products Division

James Douglas Dickson    40     Assistant Secretary

Warren R. Nesbit         44     Vice President



     The following paragraphs set forth information concerning each executive officer's business experience:

      Mr. Lee N. Mortenson has been a director of Alba-Waldensian since 1984 and was elected President and Chief Executive Officer of the Company in February 1997. He currently serves as President, Chief Operating Officer and Director of Sunstates Corporation (formerly Acton Corporation). He has been President, Chief Operating Officer and Director of Telco Capital Corporation since 1984. Mr. Mortenson previously served as Group Vice President of Gould, Inc. from 1980 to 1982. Prior to this, he was a Group Vice President with Becton Dickinson, Inc. Mr. Mortenson holds a BS Degree and Masters Degree in Engineering from UCLA.

     Mr. Donald R. Denne, Sr. joined the Company in 1987 as a Corporate Vice President and President of the Health Products Division. Prior to joining the Company, Mr. Denne served as Vice President of Marketing for General Medical Corporation, Vice President of Health Products for Work Wear Corporation, and Vice President for Business Planning for American Hospital Supply. Mr. Denne has a B.A. degree from Duke University.

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

     Mr. Dixon R. Johnston was elected Vice President of the Company and President of the Consumer Products Division on February 22, 1996. Prior to joining the Company, Mr. Johnston served as Executive Vice President of Gem-Dandy, Inc. from 1995 - 1996. Mr. Johnston served as Director of Motorsports & New Ventures for Sky Box International from 1993 to 1995. He served as Executive Vice President of Trone Advertising from 1989-1993.
Mr. Johnston was president and part owner of Milpak Graphics from 1986 to 1989. From 1982 to 1986 he was President of No-nonsense Fashions, Inc., a division of Kayser-Roth Hosiery. Mr. Johnston has a degree in economics from Northwestern University and an MBA from the University of California, Berkeley.

     Mr. James Douglas Dickson joined the Company in 1994 as Corporate Controller. He was elected Assistant Secretary on December 15, 1994. Prior to joining the Company, Mr. Dickson served as Controller of Hickorycraft, Inc., a division of Masco Corporation, from 1987 to 1994 and as Division Controller of Sealed Air Corporation from 1982 to 1987. Mr. Dickson holds a B.B.A. from the University of Georgia and is a Certified Management Accountant.

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



ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item appears under the heading "Executive Compensation" in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item appears under the heading "Voting Securities and Principal Security Holders" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

         The information called for by this item appears under the heading "Information About Directors and Nominees for Directors" in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which information is incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  The following are filed as a part of this report:
              (1)  Financial statements filed:
                   (i)  The following consolidated financial statements of the
                          Company and its subsidiaries included in the Company's 1996 Annual Report to shareholders are incorporated herein by reference to the Annual Report as indicated
                        Consolidated Balance Sheets--December 31, 1996 and 1995. Consolidated Statements of Operations--Years
                          ended December 31, 1996, 1995, and 1994.
                        Consolidated Statements of Stockholders'
                          Equity--Years ended December 31, 1996, 1995, and 1994.
                        Consolidated Statements of Cash Flows--Years ended
                          December 31, 1996, 1995, and 1994.
                        Summary of Significant Accounting Policies
                        Notes to Consolidated Financial Statements.

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


                  (3)  Exhibits filed:

                       3.1 Certificate of Incorporation, as amended, which is incorporated herein by reference to Exhibit
                               3.1 of  the Company's  1986 Annual Report on
                               Form 10-K.
                       3.1.1 Amendment to Certificate of Incorporation adopted by shareholders which is incorporated herein by reference to Exhibit 3.1 of the Company's 1987 Annual Report on Form 10-K.
                       3.2 Bylaws, which are incorporated herein by reference to Exhibit 3.2 of the Company's 1986 Annual Report on form 10-K.
                       4.1 Specimen certificate of common stock, which is incorporated herein by reference to Exhibit 4 of the Company's Registration Statement on Form S-2 (No. 2-83186).
                       4.3 Undertaking of the Company to file exhibits pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K, which is incorporated herein by reference to Exhibit 28 of the Company's 1986 Annual Report on Form 10-K.
                       10.5 Office Lease dated March 16, 1982 between the Company and Empire State Building Company, which is incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-2 (No. 2-83186)
                      *10.6 Deferred Compensation Agreement between the Company and William D. Schubert dated April 1, 1976, which is incorporated by reference to
                               Exhibit 10.30 of the Company's Registration
                               Statement on Form S-2 (No. 2-83186).
                      *10.7 Deferred Compensation Agreement between the Company and William D. Schubert dated December 18, 1984, which is incorporated by reference to
                               Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
                      *10.8 1983 Key Employee Incentive Stock Option Plan which is incorporated herein by reference to
                               Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1983.
                      *10.9 Management Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
                      *10.10 1989 Non-Qualified Deferred Compensation Plan, which is incorporated herein by reference to
                               Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
                      *10.11 1989 Management Incentive Plan which is incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                      *10.12   1992 Non-Qualified Stock Option Plan for
                               Non-Employee Directors, which is incorporated
                               herein by reference to Exhibit 10.12 of the
                               Company's Annual Report on Form 10-K for the
                               fiscal year ended December 31, 1993.
                      *10.13   1993 Long Term Performance Plan, which is
                               incorporated herein by reference to Exhibit 10.13
                               of the Company's Annual Report on Form 10-K for
                               the fiscal year ended December 31, 1993.
                       10.14   Asset Purchase Agreement dated as of March 6,
                               1995 between the Registrant and Kayser-Roth
                               Corporation, which is incorporated herein by
                               reference to Exhibit 2 of the Company's 8-K
                               report dated March 20, 1995.
                       13      1996 Annual Report to Shareholders
 .                      21      List of Subsidiaries of  the Company
                       23.2    Consent of Independent Certified Public
                               Accountants, BDO Seidman LLP
                       27      Financial Data Schedule (filed in electronic
                               format only). This schedule is furnished for the information of the Commission and is not deemed to be "filed".


*        Identifies compensation plans.


         b. Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                   SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALBA-WALDENSIAN, INC.

Date :   March 28, 1997                                  By /s/
                                                         Lee N. Mortenson
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/               .                         /s/
Paul H. Albritton, Jr., Director            William M. Cousins, Jr., Director
March 28, 1997                              March 28, 1997


/s/                                         /s/
C. Alan Forbes, Director                    Clyde Wm. Engle, Chairman of the
March 28, 1997                              Board of Directors
                                            March 28, 1997

/s/                                         /s/
James M. Fawcett, Jr. , Director            Glenn J. Kennedy, Director
March 28, 1997                              March 28, 1997

/s/                                         /s/
Joseph C. Minio, Director                   Lee N. Mortenson , Director and
March 28, 1997                              Chief Executive Officer
                                            (Principal Executive Officer)
                                            March 28, 1997

/s/
Thomas I. Nail
Treasurer and Secretary (Chief
Financial and Accounting Officer)
March 28, 1997

                              ALBA-WALDENSIAN, INC.

                                INDEX TO EXHIBITS



Annual Report on Form 10-K for the Fiscal Year       Commission File No. 1-6150
ended December 31, 1996.

Exhibit Number                             Exhibit
--------------                             -------

      13                                   Annual Report to Shareholders

      21                                   Subsidiaries of the Company as of
                                           December 31, 1996

      23.2                                 Consent of Independent Certified
                                           Public Accountants, BDO Seidman LLP

      27                                   Financial Data schedule (filed in
                                           electronic format only)

                                                                    Schedule II

                          Alba-Waldensian, Inc.
                            and Subsidiaries
                         Valdese, North Carolina

                      Valuation and Qualifying Accounts


                                          Balance at       Charged to      Reduction           Balance
Description/                             Beginning of       Cost and           of               at End
Fiscal Year Ended                           Period          Expenses       Allowance           of Period
Year Ended December 31, 1996

Accounts Receivable - Allowance            250,000           109,868          84,868            275,000
   for uncollectible accounts

Notes Receivable - Allowance for                 0
uncollectible accounts

Inventory - Reserve for markdowns          610,504           754,106         641,969            722,641


Year Ended December 1, 1995

Accounts Receivable - Allowance            180,000           145,199          75,199            250,000
    for uncollectible accounts

Notes Receivable - Allowance for                 0
uncollectible accounts

Inventory - Reserve for markdowns          385,200         1,619,013       1,393,709            610,504


Year Ended December 31, 1994

Accounts Receivable - Allowance            194,000            74,933         88,933             180,000
   for uncollectible accounts

Notes Receivable - Allowance for                 0
uncollectible accounts

Inventory - Reserve for markdowns          149,000           579,997        343,797             385,200