Form 10-Q
period 1997-03-30
ALBA WALDENSIAN INC
filed 1997-05-15
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q

(Mark one)

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended   March 30, 1997

                                       OR
 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number  1-6150

                              ALBA-WALDENSIAN, INC.
                              ---------------------
     (Exact name of registrant as specified in its Charter)

                Delaware                         56-0359780
  -----------------------------------------------------------------------
     (State or other jurisdiction    (I.R.S.Employer Identification No.)
  of incorporation or organization)

                        P.O. Box 100, Valdese, N.C. 28690
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 874-2191
               --------------------------------------------------
               Registrant's telephone number, including area code

                                      NONE
               --------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES |X|     NO |_|

                       APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 30, 1997, the number of common shares outstanding was 1,867,403.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

                                      INDEX

                                                      PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                  1-2
         March 30, 1997 and December 31, 1996

         Condensed Consolidated Statements of Current                   3
         and Retained Earnings for the Three Month Periods
         Ended  March 30, 1997 and March 31, 1996

         Condensed Consolidated Statements of Cash                    4-5
         Flows for the Three Month Period Ended
         March 30, 1997 and March 31, 1996

         Notes to Condensed Consolidated Financial                    6-8
         Statements

Item 2.  Management's Discussion and Analysis of                     9-10
         Financial Condition and Results of Operation

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           11-12

         Signatures                                                    13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    March 30,     December 31,
                                                      1997          1996(1)
ASSETS                                             (Unaudited)
CURRENT ASSETS:
Cash                                             $     11,927    $    294,447
Accounts receivable,net                             9,195,021       9,712,667
Refundable income taxes, net                          265,536            --
Inventories:
Materials                                           3,074,556       2,877,822
Work-in-process                                     4,859,691       4,168,965
Finished goods                                      4,944,972       5,295,871
                                                 ------------    ------------
Total inventories,net                              12,879,219      12,342,658

Prepaid expenses and other                            373,317         303,142
Deferred income taxes                                 452,091         452,091
                                                 ------------    ------------
         Total Current Assets                      23,177,111      23,105,005
                                                 ------------    ------------

PROPERTY AND EQUIPMENT                             31,767,243      31,359,652
LESS ACCUMULATED DEPRECIATION                     (18,237,167)    (17,821,356)
                                                 ------------    ------------
Property, Plant and
 Equipment, Net                                    13,530,076      13,538,296

OTHER ASSETS:
Goodwill                                            7,915,472       8,062,580
Notes receivable                                       44,475          47,920
Trademarks and patents                                441,148         445,510
                                                 ------------    ------------
Total Other Assets                                  8,401,095       8,556,010
                                                 ------------    ------------
TOTAL ASSETS                                     $ 45,108,282    $ 45,199,311
                                                 ============    ============

(1) The balance sheet at December 31, 1996 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                      March 30,     December 31,
                                                        1997          1996(1)
LIABILITIES AND STOCKHOLDERS' EQUITY                                 (Unaudited)
CURRENT LIABILITIES:
Short term borrowings and lines of credit (Note 2)  $    37,025     $      --
Current maturities of long-term debt (Note 3)         2,350,000       2,350,000
Accounts payable                                      2,543,734       1,900,024
Accrued liabilities:
Labor and profit-sharing                              1,219,241         605,372
Property and payroll taxes                               99,742         169,554
Group health claims - estimated                         402,207         241,872
Other                                                   464,180         356,080
Income taxes payable                                       --           169,324
                                                    -----------     -----------
Total Current Liabilities                             7,116,129       5,792,226

LONG-TERM DEBT (Note 3)                               9,325,000       9,912,500
DEFERRED COMPENSATION                                    90,015         232,160
DEFERRED INCOME TAXES                                 1,474,014       1,474,014
                                                    -----------     -----------
Total Liabilities                                    18,005,158      17,410,900
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 2, and 3)

STOCKHOLDERS' EQUITY:
Common stock  - authorized
  3,000,000 shares, $2.50 par
  value; issued: 1,886,580 shares
  in 1997 and 1996; outstanding:
  1,867,403 in 1997 and 1996                          4,716,450       4,716,450
Additional paid-in capital                            9,182,158       9,182,158
Retained earnings                                    13,341,152      14,026,439
                                                    -----------     -----------
Total                                                27,239,760      27,925,047
Less treasury stock - at cost
  (19,177 shares)                                     (136,636)       (136,636)
                                                    -----------     -----------
Total Stockholders' Equity                           27,103,124      27,788,411
                                                    -----------     -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $45,108,282     $45,199,311
                                                    ===========     ===========

(1) The balance sheet at December 31, 1996 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                      ALBA-WALDENSIAN,INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Current
                              And Retained Earnings
                                   (Unaudited)

                                                    Three Month Period Ended
                                                    ------------------------
                                                    March 30,       March 31,
                                                      1997            1996
CURRENT EARNINGS:
Net sales                                        $ 13,940,406    $ 17,378,944
Cost of sales                                      10,936,783      13,255,693
                                                 ------------    ------------
Gross profit                                        3,003,623       4,123,251
Selling, general and
 administrative expenses                            3,540,916       3,638,983
                                                 ------------    ------------
Operating income                                     (537,293)        484,268

Interest expense                                     (288,923)       (300,041)
Interest income                                        19,777           4,040
Other                                                (298,815)        (25,732)
                                                 ------------    ------------
Total other income(expense)                          (567,961)       (321,733)
                                                 ------------    ------------

Income before income taxes                         (1,105,254)        162,535
Provision for income taxes                           (419,967)         61,798
                                                 ------------    ------------
Net income                                       $   (685,287)   $    100,737
                                                 ============    ============
Weighted average number of shares
 of common stock outstanding                        1,867,403       1,867,403
                                                 ============    ============
Net income per common share                      $       (.37)   $        .05

RETAINED EARNINGS:
Balance at beginning of period                   $ 14,026,439    $ 13,706,544
Net income                                           (685,287)        100,737
                                                 ------------    ------------
Balance at end of period                           13,341,152      13,807,281
                                                 ============    ============

See notes to condensed consolidated financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three Month Period Ended
                                                    ------------------------
                                                    March 30,       March 31,
                                                      1997            1996
OPERATING ACTIVITIES:
Net income(Loss)                                 $   (685,287)   $    100,737
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation and amortization                         420,173         457,221
Goodwill amortization                                 147,108         157,140
Provision for bad debts, net of recoveries             57,666          31,783
Loss on disposal of property                          230,990               0
Provision for inventory obsolescence                  209,482         109,968
Changes in operating assets and
  liabilities providing (using) cash:
  Accounts receivable                                 460,486      (1,457,840)
  Refundable income taxes                            (265,536)        141,234
  Inventories                                        (746,043)       (162,828)
  Prepaid expenses  and other                         (70,175)        (60,797)
  Accounts payable                                    643,710         467,068
  Accrued and other liabilities                       581,502         500,637
  Income taxes payable                               (169,324)         61,798
  Deferred compensation                              (142,145)        (29,381)
                                                 ------------    ------------
Net cash provided by operating activities             672,607         316,740
                                                 ------------    ------------

INVESTING ACTIVITIES:
Capital expenditures                                 (407,591)       (245,981)
Proceeds from sale of property                              0               0
Proceeds from notes receivable                          2,939           2,186
                                                 ------------    ------------
Net cash used in investing activities                (404,652)       (243,795)
                                                 ------------    ------------

FINANCING ACTIVITIES:
Net borrowings (payments) under line
  of credit agreements                                 37,025         528,022
 Principal payments on notes and leases              (587,500)       (616,139)
 Cash proceeds from exercise of stock  options              0               0
                                                 ------------    ------------
Net cash used in financing activities                (550,475)        (88,117)
                                                 ------------    ------------

NET INCREASE ( DECREASE) IN CASH                     (282,520)        (15,172)
CASH AT BEGINNING OF PERIOD                           294,447          56,009
                                                 ------------    ------------
CASH AT END OF PERIOD                            $     11,927    $     40,837
                                                 ============    ============

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Three Month Period Ended
                                                     ------------------------
                                                     March 30,       March 31,
                                                       1997            1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                           $238,137        $301,019
  Income Taxes                                       $ 15,675        $      0

See notes to condensed consolidated financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statement
          For the Three Periods Ended March 30, 1997 and March 31, 1996
                                  (Unaudited)

1. UNAUDITED FINANCIAL INFORMATION

      In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position as of March 30, 1997 and the results of operations for the three month periods ended March 30, 1997 and March 31, 1996. The financial statements are presented as permitted by the instructions to Form 10-Q and Article 10 of regulation S-X. The accounting policies followed by the Company are set forth in the Company's Annual Report on Form 10-K which is incorporated by reference.

      The results of operations for the three month period ended March 30, 1997 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

      The three month period for 1997 began January 1, 1997 and ended March 30, 1997. The three month period for 1996 began January 1, 1996 and ended March 31, 1996.

2.   SHORT TERM BORROWINGS AND LINES OF CREDIT

      The Company has an agreement with a bank which provides a seasonal line of credit of up to 5,000,000. In addition this line of credit provides a sublimit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 1 3/4% at March 30, 1997. The amount outstanding at March 30, 1997 was $37,025. The line of credit commitment will be automatically reduced by $1,000,000 on both May 31, 1998 and March 31, 1999. Indebtedness under this agreement is collateralized by equipment and accounts receivable.

3.   LONG TERM DEBT

        Long term debt is comprised of:
                                                    March 30,     December 31,
                                                      1997            1996
                                                 ------------    ------------
          Note Payable-Equipment Loan(a)         $    375,000    $    500,000
          Note Payable-Balfour Purchase(b)         11,300,000      11,762,500
                                                 ------------    ------------
                 Total                             11,675,000      12,262,500
                 Less:Current Maturities            2,350,000       2,350,000
                                                 ------------    ------------
          Total Long Term Debt                   $  9,325,000    $  9,912,500


      (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December 31, 1997.

      (b) Pursuant to variable loan rate term loan agreement dated March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation. Interest accrues at the rate of LIBOR plus 2% at March 30, 1997. Principal payments are being made quarterly and began June 30, 1995 with the final payment due June 30, 2000. This loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.

      The Company has an outstanding interest rate swap agreement under which the Company receives a variable rate based on LIBOR and pays a fixed rate of 7.95% on a notional amount of $3,342,806, as determined in one month intervals through November 31, 1998. The transaction effectively changes a portion of the Company's interest rate exposure from a variable rate to a fixed rate. The Company is exposed to a credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

      A substantial portion of the Company's property and equipment, and accounts receivable are pledged as collateral for the long term debt.

      The annual principal maturites of the long term debt at March 30, 1997 were as follows:

                        1997                   1,762,500
                        1998                   2,350,000
                        1999                   2,350,000
                        2000                   5,212,500
                                             -----------
                       Total                 $11,675,000

4.   EARNINGS PER SHARE

Net income per common share is calculated on the weighted average number of shares of common stock outstanding during the period. The effect of dilutive common stock equivalents is immaterial.

5. LICENSE AGREEMENTS

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

      The Company has two other licensing agreements within the Byford division. The Smithsonian Institute receives a royalty on sales of related products of 5.5% on sales to $1,000,000 and 7% of sales above $1,000,000 with a minimum of $10,000 in royalty from the time period of January 1, 1996 to June 30, 1997. The Greg Norman Division of Reebock International Limited receives a royalty of 8% of net sales of related product with a minimum royalty of $55,000 from July 1, 1996 until December 31, 1997. The minimum increases to $104,000 in 1998 and $150,000 in 1999.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                         Liquidity and Capital Resources
                         -------------------------------

      The Company has good liquidity. On March 30, 1997, the Company had a current working capital ratio of 3.26 to 1 and working capital of $16,060,982. This ratio is comparable 2.90 to 1 at March 31, 1996. The decrease in inventory levels have been offset by decreases in accounts payable and short term borrowings.

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

                              Results of Operations
                              ---------------------

Three Month Periods Ended March 30, 1997, and March 31, 1996

        Net sales by division for the first quarter of 1997 compared to the first quarter of 1996 are set forth in the following table.

                          Three Month Period Ended
                          ------------------------
                             Mar. 30      Mar. 31    Increase/     %Increase
                              1997         1996      (Decrease)    (Decrease)
                             -------      -------    ---------     ---------
       Consumer Products  $ 4,841,115  $ 7,099,260  $(2,258,145)    (31.8%)
       Health Products      7,661,807    8,686,674   (1,024,867)    (11.8%)
       Alba Direct            444,415      528,283      (83,868)    (15.9%)
       Byford                 993,069    1,049,949      (56,880)     (5.4%)
       AWI Retail                   0       14,778      (14,778)   (100.0%)
                          -----------  -----------  -----------     -------
               Total      $13,940,406  $17,378,944  $(3,438,538)    (19.8%)

      Net Sales as shown in the table above decreased by $3,438,538 or 19.8%. Consumer Products sales decreased primarily as a result of a loss of circular knit panty business to lower priced imports and the Company's decision to eliminate the Full Fashion panty line by mid-year. The Full Fashion loss was offset in part by converting customers to the seamless panty line Health Products sales declined primarily as a result of lower sales to two major distributors. Alba Direct sales declined due to lower sales to Japan. The Byford Division sales declined primarily as a result of late shipments of manufactured socks from vendors.

      Gross profits decreased from 23.7% to 21.5% of net sales mainly due to a lower volume of sales causing manufacturing overhead cost per unit to increase.

      Selling, General and Administrative expenses ( as a percentage of sales) increased from 20.9% in the first quarter of 1996 to 25.4% in the first quarter of 1997. Although the percentage to net sales increased as a result of the lower sales volume, actual expenses decreased $98,000. The Company was able to reduce distribution, marketing, and selling expenses for the quarter in the aggregate by $519,000, however, this was partially offset by a one-time charge to record the severance arrangement with the Company's former President and CEO (See the Company's 1997 Proxy Statement).

      Interest Expense, net of income received, decreased in the first quarter of 1997 by $26,855 or 9.1% as a result of lower long-term debt and less borrowing under the line of credit agreement during the period.

      Other expense increased by $273,083 primarily as a result of one-time charges to write-off the full fashion equipment $143,000, to write off a deposit on a canceled machinery order $80,000, and to write down the carrying value of the idle Alba plant that is being held for sale, $48,000.

      As a result of the foregoing, the Company recorded an after tax loss of $685,287 for the first quarter of 1997 as compared to a net income of $100,737 for the first quarter of 1996.

Changes in accounting standards. In February, 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share". This statement is not expected to have a material impact on the Company's reporting of Earnings
Per Share.

Items as a percentage of sales are reflected in the following table:

                                                      Three Month Period Ended
                                                      ------------------------
                                                      March 30,       March 31,
                                                        1997            1996
                                                      ---------       ---------
Net sales                                              100.0%          100.0%
Cost of sales                                           78.5%           76.3%
                                                      ---------       ---------
Gross margin                                            21.5%           23.7%
Selling, general and
 administrative expenses                                25.4%           20.9%
                                                      ---------       ---------
Operating income                                        (3.9%)           2.8%
Other income (expense), net                             (4.1%)          (1.9%)
                                                      ---------       ---------
Income before income taxes                              (8.0%)           0.9%
Provision for income taxes                               3.0%           (0.4%)
                                                      ---------       ---------
Net Income                                              (5.0%)           0.5%
                                                      =========       =========

PART II.  OTHER INFORMATION

Items 1,2,3,4, and 5 are inapplicable and have been omitted.

Item 6.   Exhibits and Reports on FORM 8-K
a.   Exhibits
        11.   Computation of earnings per share
        27.   Financial Data Schedule(filed in electronic format only)
b.   Form 8-K
                None Reported

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       ALBA-WALDENSIAN, INC. AND SUBSIDIARIES

Date:
     ----------------------            --------------------------------------
                                       Thomas I. Nail
                                       Chief Financial Officer and
                                       Principal Accounting Officer