Form 10-Q
period 1997-06-30
ALBA WALDENSIAN INC
filed 1997-08-12
CIK 3292

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20459

                         FORM 10-Q

 (Mark one)

   [X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
 OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  For  The   Quarterly   Period   Ended   JUNE   29,   1997


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

  As of June 29, 1997, the number of common shares outstanding was 1,867,403.

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                  ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets


                                             JUNE 29,  DECEMBER 31,
                                               1997       1996
                                           (UNAUDITED)

 ASSETS
 CURRENT ASSETS:
 Cash                                         $11,925      $294,447
 Accounts receivable, net of allowance
   for doubtful accounts of $347,829
   and $275,000, respectively              10,502,172     9,712,667
 Refundable income taxes                      121,583            --
 Inventories:
   Materials and supplies                   2,637,826     2,877,822
   Work-in-process                          5,002,751     4,168,965
   Finished goods                           4,210,333     5,295,871
 Total inventories                         11,850,910    12,342,658

 Deferred income taxes                        452,091       452,091
 Prepaid expenses and other                   261,251       303,142
  Total Current Assets                     23,199,932    23,105,005

 PROPERTY AND EQUIPMENT                    31,205,618    31,359,652
 LESS: ACCUMULATED DEPRECIATION           (17,392,886)  (17,821,356)
 Net Property and Equipment                13,812,732    13,538,296

 OTHER ASSETS:
 Notes receivable                              40,898        47,920
 Trademarks and patents                       426,619       445,510
 Excess of cost over net assets acquired    7,768,364     8,062,580
                                            8,235,881     8,556,010

 TOTAL ASSETS                             $45,248,545   $45,199,311


  See notes to consolidated financial statements.

                  ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets

                                              JUNE 29,  DECEMBER 31,
                                                1997        1996
                                            (Unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Short term borrowings and lines
  of credit(Note 2)                       $  1,296,152  $          -
 Current maturities of long-term debt        2,350,000     2,350,000
 Accounts payable                            1,974,511     1,900,024
 Accrued expenses:
  Payroll and profit-sharing                 1,048,866       605,372
  Property and payroll taxes                   147,667       169,554
  Group health claims                          547,272       241,872
  Other                                        265,394       356,080
 Income taxes payable                                -       169,324
 Total Current Liabilities                   7,629,862     5,792,226

 LONG-TERM DEBT (Note 2)                     8,737,500     9,912,500
 DEFERRED COMPENSATION                          60,543       232,160
 DEFERRED INCOME TAX LIABILITY               1,474,014     1,474,014
  Total Liabilities                         17,901,919    17,410,900

 STOCKHOLDERS' EQUITY:
 Common stock  - authorized
    3,000,000 shares, $2.50 par
    value; issued: 1,886,580 shares
    in 1997 and 1996; outstanding:
    1,867,403 in 1997 and 1996               4,716,450      4,716,450
 Additional paid-in capital                  9,182,158      9,182,158
 Retained earnings                          13,584,654     14,026,439
                                            27,483,262     27,925,047
 Less treasury stock - at cost
    (19,177 shares)                           (136,636)      (136,636)
 Total Stockholders' Equity                 27,346,626     27,788,411
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $45,248,545    $45,199,311

 See notes to consolidated financial statements.

                            ALBA-WALDENSIAN, INC. AND
                        SUBSIDIARIES
            Consolidated Statements of Operations
                        (Unaudited)

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                              JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                 1997         1996         1997         1996

 Net sales                $15,872,441  $16,296,147  $29,812,847  $33,675,183
 Cost of sales             12,371,992   12,503,941   23,308,775   25,759,634
 Gross profit               3,500,449    3,792,206    6,504,072    7,915,549

 Selling, general and
  administrative expenses   3,000,475    3,478,158    6,541,292    7,117,141
 Operating income             499,974      314,048      (37,220)     798,408
 Interest expense            (244,998)    (313,707)    (533,921)    (613,748)
 Interest income                7,564        2,553       27,341        6,593
 Other                        130,165        5,504     (168,749)     (20,320)
 Total other income (expense)(107,269)    (305,650)    (675,329)    (627,475)

 Income (loss) before
  income taxes                392,705        8,398     (712,549)     170,933
 Provision for (benefit from)
  income taxes                149,203        3,192     (270,764)      64,990

 Net income (loss)          $ 243,502      $ 5,206  $  (441,785)    $105,943

 Net income (loss) per
  common share           $        .13  $       .01  $      (.24) $       .06

 Weighted average number of shares
   of common stock
   outstanding              1,867,403    1,867,403     1,867,403   1,867,403


 See notes to consolidated financial statements.

           ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows
                        (Unaudited)
                                            SIX MONTH PERIODS ENDED JUNE 30,
                                                        1997         1996


 OPERATING ACTIVITIES:
  Net income (loss)                             $   (441,785)   $ 105,943
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                   850,515      914,442
     Goodwill amortization                           294,216      314,280
     Provision for bad debts                          75,096       50,725
     Loss on disposal of property                    157,419           --
     Provision for inventory obsolescence            422,628      228,290
   Changes in operating assets and
     liabilities providing (using) cash:
      Accounts receivable                           (863,579)    (606,177)
      Refundable income taxes                       (121,583)     151,840
      Inventories                                     69,120   (1,526,995)
      Prepaid expenses and other                      41,891      381,087
      Accounts payable                                74,487      144,646
      Accrued expenses and other liabilities         636,321      295,724
      Income taxes payable                          (169,324)      64,990
      Deferred compensation                         (171,617)     (58,439)
 Net cash provided by operating activities           853,805      460,356


 INVESTING ACTIVITIES:
  Capital expenditures                            (1,456,789)    (614,180)
  Proceeds from sale of property                     193,310           --
  Proceeds from notes receivable                       6,000        2,717
 Net cash used in investing activities            (1,257,479)    (611,463)

 FINANCING ACTIVITIES:
  Net borrowings under line
   of credit agreement                             1,296,152    1,342,065
  Principal payments on long-term debt            (1,175,000)  (1,233,069)
 Net cash provided by financing activities           121,152      108,996

 NET DECREASE IN CASH                               (282,522)     (42,111)
 CASH AT BEGINNING OF PERIOD                         294,447       56,009
 CASH AT END OF PERIOD                              $ 11,925     $ 13,898

           ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows
                        (Unaudited)

                                            SIX MONTH PERIODS ENDED JUNE 30,
                                                        1997          1996

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                    $   478,928     $ 604,158
     Income taxes                               $     19,713     $       0




 See notes to consolidated financial statements.

           ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                        (UNAUDITED)

 1. UNAUDITED FINANCIAL INFORMATION
  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 29, 1997, and the results of operations for the three and six month periods ended June 29, 1997, and June 30, 1996. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

  The results of operations for the three and six months period ended June 29, 1997, are not necessarily indicative of the results to be expected for the full year.

  The three-month period for 1997 began March 31, 1997, and ended June 29, 1997. The three-month period for 1996 began April 1, 1996, and ended June 30, 1996. The six-month period for 1997 began January 1, 1997, and ended
 June 29, 1997.  The six-month period for 1996 began
 January 1, 1996, and ended June 30, 1996.


 2.   BANK DEBT
  The Company has both a seasonal line of credit and long-term debt agreements with a major bank. On March 28, 1997, the Company renegotiated the terms of these agreements wherein the seasonal line of credit was reduced from $5,000,000 to $3,000,000. For both the seasonal line and the long-term agreements, the interest rate was increased to LIBOR plus 2.75% (formerly LIBOR plus 1.75% for the seasonal line and LIBOR plus 2% for the long-term debt). Additionally, the terms of certain financial covenants were revised to more closely reflect the current level of the Company's operations.

 SEASONAL LINE OF CREDIT
  The Company has an agreement with a bank, which provides a seasonal line of credit of up to $3,000,000. In addition, this line of credit provides a sub-limit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 2.75% at June 29, 1997.
 The amount outstanding at June 29, 1997, was $1,296,152.
 The line of credit commitment will be automatically reduced by $1,000,000 on both May 31, 1998, and March 31,
 1999. Indebtedness under this agreement is collateralized by equipment and accounts receivable.

 LONG-TERM DEBT
    Long-term debt is comprised of:
                                                June 29,   December 31,

                                                   1997           1996
  Note Payable-Equipment Loan(a)            $   250,000    $   500,000
  Note Payable-Balfour Purchase(b)           10,837,500     11,762,500
     Total                                   11,087,500     12,262,500
  Less: Current Maturities                    2,350,000      2,350,000
  Total Long-Term Debt                      $ 8,737,500    $ 9,912,500

  (a) Pursuant to a fixed rate term loan agreement dated
 February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December 31, 1997.

  (b) Pursuant to variable loan rate term loan agreement dated March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth
 Corporation.  Interest accrues at the rate of LIBOR plus
 2.75% at June 29, 1997. Principal payments are being made quarterly and began June 30, 1995, with the final payment due June 30, 2000. This loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.

        The Company has outstanding interest rate swap agreements under which the Company receives a variable rate based on LIBOR and pays a fixed rate of 7.95% to 8.03% on notional amounts of $3,342,806 and $3,868,561, respectively, as determined in one month intervals through November 31, 1998. The transaction effectively changes a portion of the Company's interest rate exposure from a variable rate to a fixed rate. The Company is exposed to a credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

       A substantial portion of the Company's property and equipment, and accounts receivable are pledged as collateral for the long-term debt.

  The annual principal maturities of the long term debt at June 29, 1997, were as follows:

  1997        1,175,000
  1998        2,350,000
  1999        2,350,000
  2000        5,212,500
  Total     $11,087,500


 3.  NON-RECURRING CHARGES

  During the first quarter of 1997, severance costs of approximately $401,000 were recorded in connection with the Company's former President and CEO.

 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations
              LIQUIDITY AND CAPITAL RESOURCES

  Although the Company's working capital has decreased by
 $1,742,709 since December 31, 1996, the available working
 capital continues to be adequate to support the Company's
 operations and reflects an improved ratio over the
 comparable period of the prior year.  The working capital
 decline is primarily reflected in borrowings of $1,296,152
 under the Company's short-term line of credit and higher
 accrued expenses.  On June 29, 1997, the Company had a
 current working capital of $15,570,070 with a ratio of
 3.04 to1.   This is comparable to $17,312,779 or 3.99 to 1
 at December 31, 1996, and $17,862,920 or 2.85 to 1 at June
 30, 1996. The decrease in the amount of working capital reflects the Company's concerted efforts to reduce inventory levels, which have declined to $11,850,910 at June 30, 1997, from $12,342,658 at December 31, 1996, and
 $16,456,673 at June 30, 1996.

  Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. These needs are adequately being met through available working capital, and are supplemented by a short-term line of credit of $3,000,000, to cover fluctuations. Capital expenditures through the first six months of 1997 have totaled $1,456,789, reflecting renovations to existing plants and the purchase of new, more efficient knitting equipment. This level of capital expenditures compares to $614,180 for the same six months of 1996 and $1,524,893 for the full 1996 year. The
 Company anticipates that capital expenditures for the entire year of 1997 will total approximately $2,000,000.

  The Company has both a seasonal line of credit and long-term debt agreements with a major bank. On March 28, 1997, the Company renegotiated the terms of these agreements wherein the seasonal line of credit was reduced from $5,000,000 to $3,000,000. For both the seasonal line and the long-term agreements, the interest rate was increased to LIBOR plus 2.75% (formerly LIBOR plus 1.75% for the seasonal line and LIBOR plus 2% for the long-term debt). Additionally, the terms of certain financial covenants were revised to more closely reflect the current level of the Company's operations.

                   RESULTS OF OPERATIONS

 Items as a percentage of sales are reflected in the following table:

                         THREE MONTH PERIODS ENDED    SIX MONTH PERIODS ENDED
                            June 29,     June 30,     June 29,       June 30,
                               1997         1996         1997           1996
 Net sales                    100.0%       100.0%       100.0%         100.0%
 Cost of sales                 78.0%        76.7%        78.2%          76.5%
 Gross margin                  22.0%        23.3%        21.8%          23.5%
 Selling, general and
  administrative expenses      18.9%        21.4%        22.0%          21.1%
 Operating income               3.1%         1.9%        (0.2%)          2.4%
 Other income (expense), net   (0.6%)       (1.9%)       (2.3%)         (1.8%)
 Income before income taxes     2.5%         0.0%        (2.5%)          0.6%
 Provision for income taxes    (0.9%)       (0.0%)        0.9%          (0.2%)
 Net Income                     1.6%         0.0%        (1.6%)          0.4%



 THREE MONTH PERIODS ENDED JUNE 29, 1997, AND JUNE 30, 1996
  Net sales by division for the second quarter of 1997 compared to the second quarter of 1996 are set forth in the following table.

                       THREE MONTH PERIOD ENDED
                           June 29,     June 30,    Increase/      %Increase/
                              1997         1996    (DECREASE)      (DECREASE)
  Consumer Products    $ 6,321,785   $6,778,000    $(456,215)          (6.7%)
  Health Products        8,129,515    8,033,503       96,012            1.2%
  Alba Direct              404,588      410,411       (5,823)          (1.4%)
  Byford                 1,016,553    1,074,233      (57,680)          (5.4%)
  Total                $15,872,441  $16,296,147    $(423,706)          (2.6%)


  Net Sales as shown in the table above decreased by $423,706 or 2.6%. Consumer Products sales decreased primarily as a result of a loss of circular knit panty business to lower priced imports and the Company's decision to eliminate the Full Fashion panty line by mid-year. The Full Fashion loss was offset in part by converting customers to the seamless panty line. Due to marginal profitability, the Company has decided to no longer be a distributor for the Byford product line and anticipates that all remaining Byford inventories will be disposed of without significant loss by the end of 1997.
 Byford sales totaled $2,009,700 for the first six months of 1997 and $5,291,000 for the full year of 1996. The effect of dropping the Byford line will not have a material impact on the Company's continued profitability.

  Gross profits decreased from 23.3% to 22.0% of net sales mainly due to a lower volume of sales causing manufacturing overhead cost per unit to increase and the resistance of the marketplace to any attempt to pass along production cost increases.

  Due to slightly lower sales volume and tighter cost controls, the selling, general and administrative expenses decreased by $477,683 or from 21.4% of net sales in the second quarter of 1996 to 18.9% in the second quarter of 1997. However, the Company cannot state with certainty that it will be able to maintain such tight control over these costs for the remainder of 1997.

  Interest Expense decreased in the second quarter of 1997 as a result of lower long-term debt and less borrowing under the line of credit agreement during the period.

  Other income reflected several minor non-recurring gains, including a gain from the sale of certain of the Company's yarn covering equipment, reflective of a decision to purchase covered yarn from outside vendors at a lower cost.

  As a result of the foregoing, the Company recorded an after tax profit of $243,502 for the second quarter of 1997 as compared to a net income of $5,206 for the second quarter of 1996.


 SIX MONTH PERIODS ENDED JUNE 29, 1997 AND JUNE 30, 1996

  Net Sales by division for the first six months of 1997 as compared to the first six-month period of 1996 are set forth in the following table:

                              SIX MONTHS ENDED
                           June 29,       June 30,      Increase/  %Increase/
                              1997           1996      (DECREASE)  (DECREASE)

  Consumer Products    $11,162,822    $13,877,352    $ (2,714,530)    (19.6%)
  Health Products       15,791,322     16,720,183        (928,861)     (5.6%)
  Alba Direct              849,003        938,693         (89,690)     (9.6%)
  Byford                 2,009,700      2,124,182        (114,482)     (5.4%)
  AWI Retail                     0         14,773         (14,773)   (100.0%)
  Total                $29,812,847    $33,675,183    $ (3,862,336)    (11.5%)


  Net Sales as shown in the table above decreased by $3,862,336 or 11.5%. Consumer Products sales decreased primarily as a result of a loss of circular knit panty business to lower priced imports and the Company's decision to eliminate the Full Fashion panty line by mid-year. The Full Fashion loss was offset in part by converting customers to the seamless panty line. Health
 Products sales declined primarily as the result of lower sales to two major distributors. Alba Direct sales declined due to lower sales to Japan. (See discussion above regarding the Company's decision to no longer distribute the Byford product line.)

  Gross profits decreased from 23.5% to 21.8% of net sales mainly due to a lower volume of sales causing manufacturing overhead cost per unit to increase and the resistance of the marketplace to any attempt to pass along production cost increases.

  Selling, general and administrative expenses (as a percentage of sales) increased from 21.1% to 22.0% in the first six months of 1997 as compared to the first six months of 1996. Although the percentage increased as the result of lower sales volumes, actual expenses decreased
 $575,849. Due to lower volumes and tighter cost controls, the Company was able to reduce distribution, marketing and selling expenses for the six months of 1997 by $928,958.
 However, this was partially offset by a one-time charge to record the severance arrangement with the Company's former
 President and CEO.

  Interest Expense decreased in the second six months of 1997 as a result of lower long-term debt and less borrowing under the line of credit agreement during the period.

  Other expense increased primarily as a result of one-time charges to write-off the full fashion equipment ($143,000) and to write down the carrying value of the idle Alba plant that is being held for sale ($48,000). Other income reflected several minor non-recurring gains, including a gain from the sale of certain of the Company's yarn covering equipment, reflective of a decision to purchase covered yarn from outside vendors at a lower cost.

  As a result of the foregoing, the Company recorded an after tax loss of $441,785 for the six months of 1997 as compared to a net income of $105,943 for the comparable period of 1996.


 CHANGES IN ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards
 Board issued FAS No. 128, "Earnings per Share". This statement is not expected to have a material impact on the Company's reporting of Earnings Per Share.

 PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on FORM 8-K

  a.   Exhibits
  27.   Financial Data Schedule (filed in electronic format only)

  b.   Form 8-K
          None


 SIGNATURES
 Pursuant to the requirements of the Securities Exchange
 Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

 ALBA-WALDENSIAN, INC. AND SUBSIDIARIES


 Date: August 13, 1997




/S/ GLENN J. KENNEDY
 Vice President and Treasurer
 (Chief Financial Officer and
 Principal Accounting Officer)