Form 10-Q
period 1997-09-28
ALBA WALDENSIAN INC
filed 1997-11-12
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q
(Mark one)

 [X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 28, 1997

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

                            P.O. Box 100, Valdese, N.C. 28690
               (Address of principal executive offices)(Zip code)

                               (704) 879-6500
              Registrant's telephone number, including area code

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

As of September 28, 1997, the number of common shares outstanding was 1,867,403.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                          September 28,                       December 31,
                                                                   1997                               1996
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash                                                           $585,805                           $294,447
Accounts receivable, net of allowance
  for doubtful accounts of $255,636
  and $275,000, respectively                                 10,450,000                          9,712,667
Refundable income taxes                                          23,041                                 --
Inventories:
  Materials and supplies                                      2,773,037                          2,877,822
  Work-in-process                                             5,425,909                          4,168,965
  Finished goods                                              3,369,529                          5,295,871
                                                              ---------                          ---------
Total inventories                                            11,568,475                         12,342,658
                                                             ----------                         ----------

Deferred income taxes                                           452,091                            452,091
Prepaid expenses and other                                      278,855                            303,142
                                                                -------                            -------
Total Current Assets                                         23,358,267                         23,105,005
                                                             ----------                         ----------

PROPERTY AND EQUIPMENT                                       31,151,807                         31,359,652
LESS: ACCUMULATED DEPRECIATION                             (17,609,249)                       (17,821,356)
                                                            ----------                         ----------
Net Property and Equipment                                   13,542,558                         13,538,296
                                                             ----------                         ----------

OTHER ASSETS:
Notes receivable                                                 39,364                             47,920
Trademarks and patents                                          412,090                            445,510
Excess of cost over net assets acquired                       7,621,256                          8,062,580
                                                              ---------                          ---------
                                                              8,072,710                          8,556,010
                                                              ---------                          ---------

TOTAL ASSETS                                                $44,973,535                        $45,199,311
                                                             ==========                         ==========

See notes to consolidated financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                          September 28,                       December 31,
                                                                   1997                               1996
                                                                   ----                               ----
                                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings and lines
 of credit(Note 2)                                     $            -                      $             -
Current maturities of long-term debt                          2,350,000                          2,350,000
Accounts payable                                             2,432,662                           1,900,024
Accrued expenses:
  Payroll and profit-sharing                                  1,312,013                            605,372
  Property and payroll taxes                                    293,207                            169,554
  Group health claims                                           515,396                            241,872
  Other                                                         317,663                            356,080
Income taxes payable                                                 -                             169,324
                                                           ------------                            -------
Total Current Liabilities                                     7,220,941                          5,792,226

LONG-TERM DEBT (Note 2)                                       8,737,500                          9,912,500
DEFERRED COMPENSATION                                            31,993                            232,160
DEFERRED INCOME TAX LIABILITY                                 1,474,014                          1,474,014
                                                              ---------                          ---------
Total Liabilities                                            17,464,448                         17,410,900
                                                             ----------                         ----------

STOCKHOLDERS' EQUITY:
Common stock - authorized 3,000,000 shares,
   $2.50 par value; issued:  1,886,580
   shares in 1997 and 1996; outstanding:
   1,867,403 in 1997 and 1996                                 4,716,450                          4,716,450
Additional paid-in capital                                    9,182,158                          9,182,158
Retained earnings                                            13,747,115                         14,026,439
                                                             ----------                         ----------
                                                             27,645,723                         27,925,047
Less treasury stock - at cost
   (19,177 shares)                                            (136,636)                          (136,636)
                                                               -------                            --------
Total Stockholders' Equity                                   27,509,087                         27,788,411
                                                             ----------                         ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                       $44,973,535                        $45,199,311
                                                             ==========                         ==========

See notes to consolidated financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                        September 28,     September 29,    September 28,     September 29,
                                                 1997              1996             1997              1996
                                                 ----              ----             ----              ----

Net sales                                 $15,389,916       $16,279,071      $45,202,763       $49,954,254
Cost of sales                              12,205,100        12,584,736       35,513,875        38,344,370
                                           ----------        ----------       ----------        ----------
Gross profit                                3,184,816         3,694,335        9,688,888        11,609,884

Selling, general and
 administrative expenses                    2,685,572         3,309,221        9,226,864        10,426,362
                                            ---------         ---------        ---------        ----------
Operating income                              499,244           385,114          462,024         1,183,522

Interest expense                            (269,819)         (381,732)        (778,809)         (995,480)
Interest income                                17,735             6,777           45,076            13,370
Other                                          14,143            26,944        (179,597)             6,626
                                               ------            ------         -------          ---------
Total other income (expense)                (237,941)         (348,011)        (913,270)         (975,484)
                                                                                                         -

Income (loss) before income taxes             261,303            37,103        (451,246)           208,038
Provision for (benefit from)
 income taxes                                  98,842            13,660        (171,922)            78,652
                                               ------            ------         -------             ------

Net income (loss)                           $ 162,461          $ 23,443     $  (279,324)          $129,386
                                              =======            ======         =======            =======

Net income (loss) per
 common share                            $        .09     $         .01   $       (.15)        $       .07
                                                  ===               ===           ====                 ===

Weighted average number of
shares
  of common stock outstanding               1,867,403         1,867,403        1,867,403        1,867,403
                                            =========         =========        =========        =========


See notes to consolidated financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Month Periods Ended
                                                          September 28,                      September 29,
                                                                   1997                               1996
                                                                   ----                               ----
OPERATING ACTIVITIES:
 Net income (loss)                                        $   (279,324)                          $ 129,386
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                             1,293,535                          1,310,495
    Goodwill amortization                                       441,324                            499,090
    Provision for bad debts                                      92,548                             30,587
    Loss on disposal of property                                137,815
    Provision for inventory obsolescence                        625,081                            448,747
  Changes in operating assets and
    liabilities providing (using) cash:
     Accounts receivable                                      (828,509)                        (1,081,550)
     Refundable income taxes                                   (23,041)                            437,453
     Inventories                                                149,102                          (115,784)
     Prepaid expenses and other                                  24,287                            431,263
    Accounts payable                                            532,638                        (1,191,547)
    Accrued expenses and other liabilities                    1,065,400                            545,708
    Income taxes payable                                      (169,324)                            178,202
    Deferred compensation                                     (200,167)                           (77,708)
                                                               -------                             ------
Net cash provided by operating activities                     2,861,365                          1,544,342
                                                              ---------                          ---------

INVESTING
ACTIVITIES:
 Capital expenditures                                       (1,614,293)                        (1,230,877)
 Proceeds from sale of property                                 212,102                                 --
Proceeds from notes receivable                                    7,184                              6,558
                                                                  -----                              -----
Net cash used in investing activities                       (1,395,007)                        (1,224,319)
                                                             ---------                          ---------

FINANCING ACTIVITIES:
 Net borrowings under line
  of credit agreement                                                --                          1,457,758
 Principal payments on long-term debt                       (1,175,000)                        (1,820,569)
                                                             ---------                          ---------
Net cash provided by financing activities                   (1,175,000)                          (362,811)
                                                            -----------                          ---------

NET INCREASE IN CASH                                            291,358                           (42,788)
CASH AT BEGINNING OF PERIOD                                     294,447                             56,009
                                                                -------                             ------
CASH AT END OF PERIOD                                         $ 585,805                           $ 13,221
                                                                =======                             ======

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Month Periods Ended
                                                          September 28,                      September 29,
                                                                   1997                               1996
                                                                   ----                               ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                $   670,244                          $ 992,934
    Income taxes                                           $     20,617                          $       0




See notes to consolidated financial statements.

                     ALBA-WALDENSIAN, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


1. UNAUDITED FINANCIAL INFORMATION
         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 28, 1997, and the results of operations for the three and nine month periods ended September 28, 1997, and September 29, 1996. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The results of operations for the three and nine months period ended September 28, 1997, are not necessarily indicative of the results to be expected for the full year.

         The three-month period for 1997 began June 30, 1997, and ended September 28, 1997. The three-month period for 1996 began July 1, 1996, and ended September 29, 1996. The nine-month period for 1997 began January 1, 1997, and ended September 28, 1997. The nine-month period for 1996 began January 1, 1996, and ended September 29, 1996.


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

Seasonal Line of Credit
         The Company has an agreement with a bank, which provides a seasonal line of credit of up to $3,000,000. In addition, this line of credit provides a sub-limit of $1,000,000 to support import letters of credit. Interest is accrued at the LIBOR rate plus 2.75% at September 28, 1997. The line of credit commitment will be automatically reduced by $1,000,000 on both May 31, 1998, and March 31, 1999. Indebtedness under this agreement is collateralized by inventory, equipment and accounts receivable.






Long-Term Debt

           Long-term debt is comprised of:
                                                        September 28,                December 31,
                                                                1997                      1996
                  Note Payable-Equipment Loan(a)    $        250,000                $    500,000
                  Note Payable-Balfour Purchase (b)       10,837,500                  11,762,500
                                                         ------------                -----------
                           Total                          11,087,500                  12,262,500
                           Less: Current Maturities        2,350,000                   2,350,000
                                                         -------------               -----------
                  Total Long-Term Debt                   $ 8,737,500                 $ 9,912,500

         (a) Pursuant to a fixed rate term loan agreement dated February 12, 1993, this $2,000,000 note was used to purchase new equipment. Interest accrues at 6.3% fixed rate and principal payments are made quarterly with the final payment due December 31, 1997.

         (b) Pursuant to variable loan rate term loan agreement dated March 6, 1995, this $15,000,000 note was used to purchase the Balfour Healthcare Division from Kayser-Roth Corporation. Interest accrues at the rate of LIBOR plus 2.75% at September 28, 1997. Principal payments are being made quarterly and began June 30, 1995, with the final payment due June 30, 2000. This loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends.

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

              A substantial portion of the Company's inventory, property and equipment, and accounts receivable are pledged as collateral for the long-term debt.

         The annual principal maturities of the long term debt at September 28, 1997, were as follows:

                           1997                            1,175,000
                           1998                            2,350,000
                           1999                            2,350,000
                           2000                            5,212,500
                                                           ---------
                           Total                         $11,087,500
                                                         ===========



3.  NON-RECURRING CHARGES

         During the first quarter of 1997, severance costs of approximately $401,000 were recorded in connection with the Company's former President and CEO.


4. NEW ACCOUNTING PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. This statement is not expected to have a material impact on the Company's reporting of Earnings Per Share.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No.130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No.130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The pronouncement is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No.131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The pronouncement is effective for periods beginning after December 15, 1997, and its adoption could result in the Company having to segment its operating activities.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

         Although the Company's working capital has decreased by $1,175,453 since December 31, 1996, the available working capital continues to be adequate to support the Company's operations and reflects an improved ratio over the comparable period of the prior year. The working capital decline is primarily reflected in higher accounts payable and higher accrued expenses. On September 28, 1997, the Company had a current working capital of $16,137,326 with a ratio of 3.23 to1. This is comparable to $17,312,779 or 3.99 to 1 at December 31, 1996, and $17,534,010 or 3.06 to 1 at September 29, 1996. The decrease in the amount of working capital reflects the Company's concerted efforts to reduce inventory levels, which have declined to $11,568,475 at September 28, 1997, from $12,342,658 at December 31, 1996, and $14,825,007 at September 29, 1996.

         Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. These needs are adequately being met through available working capital, and are supplemented by a short-term line of credit of $3,000,000, to cover fluctuations. Capital expenditures through the first nine months of 1997 have totaled $1,614,293, reflecting renovations to existing plants and the purchase of new, more efficient knitting equipment. This level of capital expenditures compares to $1,230,877 for the same nine months of 1996 and $1,524,893 for the full 1996 year. The Company anticipates that capital expenditures for the entire year of 1997 will total approximately $2,000,000.

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

                              Results of Operations

Items as a percentage of sales are reflected in the following table:

                                                Three Month Periods Ended          Nine Month Periods Ended
                                               September 28,       September 29,  September 28,  September 29,
                                                    1997               1996           1997            1996

Net sales                                          100.0%                100.0%       100.0%          100.0%
Cost of sales                                       79.3%                 77.3%        78.6%           76.8%
                                              -----------              --------      -------         -------
Gross profit                                        20.7%                 22.7%        21.4%           23.2%
Selling, general and
 administrative expenses                            17.5%                 20.3%        20.4%           20.9%
                                               ----------               --------      ------         -------
Operating income                                     3.2%                  2.4%         1.0%            2.3%
Other income (expense), net                         (1.5%)                (2.2%)       (2.0%)         (1.94%)
                                              -----------             ----------     -------         -------
Income before income taxes                           1.7%                  0.2%        (1.0%)           0.4%
Provision for income taxes                          (0.6%)                (0.1%)        0.4%           (0.1%)
                                                 --------              ---------     -------         -------
Net Income                                           1.1%                  0.1%        (0.6%)           0.3%
                                                 =======                 =======      ======          ======

Three Month Periods Ended September 28, 1997, and September 29, 1996
     Net sales by division for the third quarter of 1997 compared to the third quarter of 1996 are set forth in the following table.

                                        Three Month Period Ended
                                       September 28,   September 29,        Increase/       %Increase/
                                              1997           1996           (Decrease)      (Decrease)
                                            -------         ------          -----------     ----------
Health Products                         $ 7,659,542      $8,098,032      $   (438,490)         (5.4%)
Consumer Products                         5,673,645       6,267,956          (594,311)         (9.5%)
Alba Direct                                 449,682         477,806           (28,124)         (5.9%)
Byford                                    1,607,047       1,435,277           171,770          12.0%
                                       ------------     -----------      -------------
         Total                          $15,389,916     $16,279,071     $    (889,155)         (5.5%)

         Net Sales as shown in the table above decreased by $889,155 or 5.5%. Health Products sales are down primarily due to the loss of a substantial portion of its dressing business (down 63.9%) to foreign competition, softness in stockinette sales (down 15.4%) and problems with the Company's recently redesigned PulStar stocking system (down 51.8%). These declines were partially offset by an increase in tread sales (up 12.6%). Consumer Products intimate apparel sales volume decreased 24.6%, primarily as a result of a loss of circular knit panty business to lower priced imports and the Company's decision to eliminate the Full Fashion panty line by mid-year. The Full Fashion loss was offset in part by converting customers to the seamless panty line, which continues to show strengthening throughout the year. The decline in intimates' volume was partially offset by a 34.5% increase in sales of hosiery during the quarter. Due to marginal profitability, the Company has decided to no longer be a distributor for the Byford product line. During the third quarter of 1997, the Company sold a substantial portion of its Byford sock inventories for approximately $573,000, representing an amount slightly in excess of the cost of such inventories. The Company anticipates that substantially all remaining Byford inventories will be disposed of by the end of 1997 with a loss of approximately $200,000, which has been fully provided for in the accompanying financial statements. Byford sales totaled $3,616,747 for the first nine months of 1997 and $5,291,000 for the full year of 1996. The effect of dropping the Byford line will not have a material impact on the Company's continued profitability.

         Gross profits were $509,519 lower in the third quarter of 1997 due primarily to the disposition of a significant portion of the Byford sock inventories at a price only slightly in excess of the Company's cost. Excluding Byford, gross profits for the third quarter of 1997 decreased only 0.1%, from 21.9% to 21.8%.

         Due to lower sales volume and tighter cost controls, the selling, general and administrative expenses decreased by $623,649 or from 20.3% of net sales in the third quarter of 1996 to 17.5% in the third quarter of 1997.
However, the Company cannot state with certainty that it will be able to maintain such tight control over these costs for the remainder of 1997.

         Interest Expense decreased in the third quarter of 1997 as a result of lower long-term debt and less borrowing under the line of credit agreement during the period partially offset by higher (1%) interest rate in 1997.

         As a result of the foregoing, the Company recorded an after tax profit of $162,461 for the third quarter of 1997 as compared to a net income of $23,443 for the third quarter of 1996.


Nine Month Periods Ended September 28, 1997 and September 29, 1996

         Net Sales by division for the first nine months of 1997 as compared to the first nine-month period of 1996 are set forth in the following table:

                                         Nine Months Ended
                                    September 28,  September 29,       Increase/        %Increase/
                                       1997              1996         (Decrease)        (Decrease)
Health Products                     $23,450,864     $24,818,215    $ (1,367,351)           (5.5%)
Consumer Products                    16,836,467      20,145,309      (3,308,842)          (16.4%)
Alba Direct                           1,298,685       1,416,499        (117,814)           (8.3%)
Byford                                3,616,747       3,559,459          57,288             1.6%
AWI Retail                                    0          14,772         (14,772)          100.0%
                              -----------------   -------------  ---------------
           Total                    $45,202,763     $49,954,254    $ (4,751,491)           (9.5%)

         Net Sales as shown in the table above decreased by $4,751,491 or 9.5%. Health Products sales are down primarily due to the loss of a substantial portion of its dressing business (down 26.4%) to foreign competition, softness in stockinette sales (down 12.5%) and problems with the Company's recently redesigned Pul Star stocking system (down 53.9%). These declines were partially offset by an increase in cuff sales (up 9.4%). Consumer Products sales of intimate apparel decreased 22.0%, primarily as a result of a loss of circular knit panty business to lower priced imports and the Company's decision to eliminate the Full Fashion panty line by mid-year. The Full Fashion loss was offset in part by converting customers to the seamless panty line. Hosiery sales were down 4.6% for the 1997 year to date, but as noted above, hosiery sales were up in the third quarter of 1997. Alba Direct sales declined due to lower sales to Japan. (See discussion above regarding the Company's decision to no longer distribute the Byford product line.)

         Gross profits decreased from 23.2% to 21.4% due to the disposition of a significant portion of the Byford sock inventories (see discussion above) combined with a lower volume of production causing manufacturing overhead cost per unit to increase and the resistance of the marketplace to any attempt to pass along manufacturing cost increases.

         Selling, general and administrative expenses (as a percentage of sales) decreased from 20.9% to 20.4% in the first nine months of 1997 as compared to the first nine months of 1996. Actual selling, general and administrative expenses decreased $1,199,498. Due to lower volumes and tighter cost controls, the Company was able to reduce distribution, marketing and selling expenses for the nine months of 1997 by $1,340,739. However, this was partially offset by a one-time charge to record the severance arrangement with the Company's former President and CEO.

         Interest Expense decreased in the nine months of 1997 as a result of lower long-term debt and less borrowing under the line of credit agreement during the period partially offset by higher (1%) interest rate in 1997.

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

         As a result of the foregoing, the Company recorded an after tax loss of $279,324 for the nine months of 1997 as compared to a net income of $129,386 for the comparable period of 1996.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on FORM 8-K

 a.   Exhibits
         27.   Financial Data Schedule (filed in electronic format only)

 b.   Form 8-K
                 None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    ALBA-WALDENSIAN, INC. AND SUBSIDIARIES


Date: November 12, 1997                       /s/ Glenn J. Kennedy
                                              --------------------
                                             Vice President and Treasurer
                                             (Chief Financial Officer and
                                              Principal Accounting Officer)