Form 10-K
period 1997-12-31
ALBA WALDENSIAN INC
filed 1998-03-31
CIK 3292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                          ----------------------------

                                    FORM 10-K

{x} ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

{ }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 For transition period from................... to ................

                          Commission file number 1-6150


                              ALBA-WALDENSIAN, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                      56-0359780
                     ---------                     ----------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

                          201 St. Germain Avenue, S.W.
                   P.O. Box 100 Valdese, North Carolina     28690
                   ------------------------------------     -----
               (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code: 704-879-6500

          Securities registered pursuant to Section 12 (b) of the Act:

        COMMON STOCK ($2.50 PAR VALUE)          AMERICAN STOCK EXCHANGE
        ------------------------------          -----------------------
               (Title of class)         (Name of exchange on which registered)

   Securities registered pursuant to Section to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss..229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

State the aggregate market value of the voting stock held by the non-affiliates of the registrant: Approximately $4,381,000 as of March 16, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,867,403 shares of Common Stock ($2.50 par value) as of March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II and IV.

Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Parts I and III.

THIS ANNUAL REPORT ON FORM 1O-K, INCLUDING ANY INFORMATION INCORPORTATED THEREIN BY REFERENCE, MAY CONTAIN, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S BELIEF AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995. FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT USUALLY WILL INCLUDE WORDS SUCH AS "THE COMPANY BELIEVES"; OR; "EXPECTS"; OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS.

THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 - DESCRIPTION OF BUSINESS; AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 1O-K FOR THE YEAR ENDED DECEMBER 31, 1997, OR IN INFORMATION INCORPORATED THERIN BY REFERENCE, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 1O-K OR TO REFLECT THE OCCURRENCE OF OTHER ANTICIPATED EVENTS.



                                     PART I
ITEM 1.    BUSINESS.
GENERAL DEVELOPMENT OF BUSINESS
         Alba-Waldensian, Inc., (the "Company") manufactures a variety of knitted apparel and health care products at two plants in Valdese, North Carolina and one plant in Rockwood, TN and markets the products through three divisions, the Consumer Products Division, the Health Products Division and the Alba Direct Division.
         During 1997, the Company determined that it was able to obtain certain covered yarn from outside suppliers at a quality level and cost such that producing such yarn was no longer justified. Accordingly, the Company was able to close its yarn production facilities and sell most of its yarn covering machinery. The Company intends to sell or lease the idled production facilities (the Alba plant).
         In order to focus its efforts in the seamless intimate apparel arena, the Company in 1997 discontinued the production of the "old technology" full fashion product line and severely curtailed production of the circular knit panty. This strategic move resulted in a loss of approximately $600,000, representing the write-off of the full fashion manufacturing equipment and certain raw materials and production supplies.
         Since its acquisition in 1992, the Byford menswear distribution business had been unable to generate the volumes necessary to justify the Company's investment of capital and management time. Accordingly, in 1997 the Company discontinued the Byford business and began disposing of all remaining Byford inventories.
         In order to maintain its competitive position, in 1997 the Company established an outsourcing program in Mexico. The Company began importing hosiery in late December and plans to gradually increase hosiery imports in 1998 with the addition of certain intimate apparel products in late 1998.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is in a single line of business: the manufacturing, processing, importing and selling of knitted products, which consists of several classes. Accordingly, no segment information is presented.


PRINCIPAL PRODUCTS
     The principal products of the Company's three Divisions are described below. For additional discussion of the current status of each Division and its products, please see the Company's 1997 Annual Report to Shareholders, which contains information expressly incorporated herein by reference.


CONSUMER PRODUCTS DIVISION

     Products manufactured and sold by this Division include women's intimate apparel and women's hosiery products. Intimate apparel includes stretch brassieres, briefs and bodywear, as well as specially designed briefs for maternity wear. Women's hosiery products include sheer stockings, pantyhose, and trouser socks, primarily for large-size women and the maternity market.

     The Company has developed a process that makes it possible to knit bras, briefs, tank tops and body suits on seamless knitting equipment. This design technology, which is patented for the knit bra and various knit-in features for all seamless products, has allowed the Company to significantly broaden its product offerings. The seamless knit bra was introduced in 1994 and the tank tops and body suits were introduced in 1995.

     The Company uses state of the art computer-controlled circular-knitting technology. Such equipment produces apparel that management believes is better fitting and therefore more comfortable.

 HEALTH PRODUCTS DIVISION

     Products manufactured and sold by this Division are designed to assist in healthcare. They include anti-embolism stockings and compression therapy systems, an intermittent pneumatic compression device, both of which are designed to improve circulation and reduce the incidence of deep vein thrombosis; sterile wound dressings such as pre-saturated gauze, petrolatum and xeroform gauze, non-adhering dressings and gauze strips and XX-Span(R) dressing retainers, an extensible net tubing designed to hold dressings in place without the use of adhesive tape. All dressing products are used in wound care therapy, particularly for the treatment of burns.

         In addition, this Division manufactures a knitted stockinette in a variety of sizes, which is used under fracture casts or is sterile packaged for use as a supplemental drape in surgical procedures. Heel and elbow pads are XX-Span(R) sleeves with an inner soft foam pad used to reduce pressure and the incidence of decubitus ulcers.

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


ALBA DIRECT DIVISION

     Alba Direct distributes products from the Consumer Products Division to the independent specialty retail class of trade via telemarketing. Alba Direct has developed export customers in Japan and Turkey and is the primary group responsible for developing the Company's Consumer exporting business.


METHODS OF DISTRIBUTION

     The Company's products are sold throughout the United States through salaried and commissioned salesmen. The Consumer Products Division markets its products directly to chain store organizations, which sell them under their own labels and to several companies that market nationally advertised brands. Products of the Health Products Division for use in hospitals are marketed to major distributors by the Company's sales representatives. These products are sold both under private label and under the Company's own Life Span(R) Label. Alba Direct distributes branded Consumer Products to the independent retail trade through telemarketing. Sales offices are located in Valdese, North Carolina and in New York City. Total expenses for marketing and selling of all products from the Company's continuing operations were 8.2% of sales in 1997 and 9.7% of sales in 1996. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.)

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

Consumer Products manufacturing and distribution is located at two plants in Valdese, North Carolina. Products are knitted on circular knitting equipment. Most of the circular knitting equipment is the latest equipment available. Greige seaming and finishing is manual or automated, depending on product and size of product.

The Company has an ongoing program for the outsourcing of production to augment certain of its internal production capacities. Domestically, the Company obtains manual sewing from outside contractors. In 1997, the Company established a Mexican source for the production and finishing of women's sheer hosiery, with the first imports being received in late December. The Company intends to increase its Mexican imports of hosiery in 1998 with the addition of certain intimate apparel styles in late 1998.

The Company continues to replace older equipment and automate where possible. The Company expects capital expenditures for 1998 to be approximately $3,700,000. The capital expenditures in 1998 will be for purchasing new and used equipment, upgrading remaining older equipment and computer systems, automating, renovating and improving plant facilities. Based upon anticipated increased demand for the Company's seamless products in 1998, it may be necessary to significantly increase expenditures for seamless knitting equipment. The Company anticipates that it will be able to obtain adequate financing to allow for any such increased capital expenditures.

FINANCIAL INFORMATION ABOUT CLASSES OF SIMILAR PRODUCTS

     The Company is in a single line of business: manufacturing, processing and selling knitted products consisting of several classes. The table below illustrates sales as a percentage of net dollar volume from continuing operations for each product class for each of the Company's last three years:

                                              1997       1996       1995
                                              ----       ------     ----
       Women's Intimate Apparel               29.3%      31.1%      30.7%
       Women's Hosiery Products               16.1       15.0       17.3
       Health Products                        54.6       53.9       52.0
                                          ---------      ----      -----
                                             100.0%     100.0%     100.0%

         Women's intimate apparel consists of regular size bras, briefs and bodywear as well as maternity and plus size briefs.
         Women's hosiery products consist of regular, maternity and plus-size panty hose, as well as trouser socks and tights.
         Health products consist of stockinettes, treads, arm sleeves, anti-embolism stockings, PAS(R), s sterile wound dressings, heel pads, elbow pads, oversize socks, baby caps, and knitted cuffs.

     Discontinued products are eliminated for the purpose of this table. The remaining sales percentages of each class were restated after this elimination to represent sales of each class as a percentage of net dollar volume from continuing product lines.


NEW PRODUCTS

     The Company maintains an active research and development department that continually evaluates new products and processes. Management also evaluates new products, business opportunities, and acquisitions on an on-going basis and could encounter an opportunity that would require substantial investment in the future. Such investments occurred in 1995 with the acquisition of the Balfour Health Products Division from Kayser-Roth Corporation. (See "Management 's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders.)





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


PATENTS AND TRADEMARKS

     The only material patents held by the Company are (1) for a device used to warm wet dressings, which expires in 2002; (2) for a process covering the manufacture of dressings, which expires in 2002, and (3) a variety of patents for processes which makes it possible to knit bras and various functional features in bras and panties on seamless knitting equipment, which expire in 2014. Also, the Company acquired a co-exclusive License Agreement for a patented process which makes it possible to knit briefs. The agreement is for the life of the patent, which expires in 2012. The material trademarks held by the

Company are: Alba(R), All Day Long(R), ComfortKnit(R), SomeBody(R), While You Wait(R), Comfort Zone(R), Lady Alba(R), Occasionals(R), Ultimates(R), XX-Span(R),Speed-Roll(R), Life Span(R), Coplex(R), PAS(R), Baby Bogan(R), Balfour(R), Care-Steps(R), Case Sox(R), Body Makeup(R), Fashion Tread(R), Figure Perfect(R) and Castmate(R). The Company or its subsidiary, Pilot Research Corporation, holds numerous other patents and trademarks that, because of obsolescence or other reasons, are not material to the Company's current operations.


SEASONALITY
     Sales tend to be fairly even throughout the year. For a tabular presentation of unaudited summary financial information on a quarterly basis, see the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


WORKING CAPITAL

     Differences resulting from seasonal fluctuations have not materially affected the Company's working capital requirements. The Company sells merchandise on consignment only on a limited basis. Although returns are permitted when the quality of merchandise sold is below acceptable standards or when an error in completing an order occurs, the number and amounts of returns did not have a material effect on working capital of the Company during fiscal 1997 or 1996. Due to the various approaches to manufacturing and distribution used by the industry, the Company is not aware of any industry-wide norms relating to sale and delivery requirements.


SIGNIFICANT CUSTOMERS
    Allegiance Healthcare Corporation (formerly Baxter Healthcare Corporation) is the only customer that represents ten percent or greater of the Company's sales volume for the years ended in 1997, 1996 and 1995.

                                                     1997           1996           1995
                                                     ----           ----           ----
Allegiance Healthcare Corporation                 $13,937,424   $15,932,382     $16,601,252
(formerly Baxter  Healthcare Corporation)
         Percentage of sales                             23.3%         24.2%           26.1%


      While the loss of Allegiance Healthcare Corporation would have a material adverse effect on the business of the Company, management believes that, because of the number of departments within Allegiance to which the Company sells, the likelihood of a material amount of sales loss is reduced.


BACKLOG

     The Company's backlog of firm orders at December 31, 1997 and 1996 was $3,825,000 and $2,867,901 respectively. A majority of the Company's orders are for delivery within 5 to 60 days; therefore, backlogs are not normally indicative of orders for the remainder of the year.


COMPETITION

   The Company encounters substantial competition in the sale of its products from numerous competitors, a few of which are known to have larger sales and capital resources than the Company. Management is unable to estimate the number of the Company's competitors or its relative position among them. Management believes that the principal methods of competition in the markets in which the Company competes include price, delivery, performance, service and the ability to bring to the market innovative products. Management believes that the Company is competitive with respect to these factors but is unable to identify specific positive and negative aspects of the Company's business pertaining to such factors. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders.)


RESEARCH AND DEVELOPMENT

     The Company estimates that in 1997 it spent $512,900 on Company-sponsored research and development projects through the Company's Research and Development Department. This compares to $474,330 in 1996 and $490,824 in 1995.


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


EMPLOYEES

     The Company had 692 employees as of December 31, 1997. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

ITEM 2.  PROPERTIES.

     The Company's principal physical properties are listed below:

                                       Approximate
                                         Square
Name              Location               Footage                         Use
----              --------               -------                         ---
Alba              Valdese, NC            157,000                         Not in Use (held for
                                                                         sale or lease)

John Louis        Valdese, NC            178,300                         Finishing (Consumer
                                                                         Products)

Pineburr          Valdese, NC             81,000                         Knitting  (Consumer
                                                                         Products)

Rockwood          Rockwood, TN           245,940                         Knitting, Yarn
                                                                         Processing  &
                                                                         Finishing (Health
                                                                         Products)

Office            Valdese, NC             52,000                         Corporate
                                                                         headquarters


Offices           New York City            3,200    Leased               Sales Offices and
                                                    $86,400 Annually     Showroom
                                                    Expires April 2000



     All plants are of brick and steel construction, and most areas have been air-conditioned. All have been maintained in working condition. The Company leases its New York City office. The rest of the Company's physical properties are held in fee simple, subject to encumbrances that are described in Note 4 and 5 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information called for by this item appears beneath the heading "Stock Prices and Dividend Information" in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference. The Company's $2.50 par value Common Stock is registered and traded on the American Stock Exchange under the symbol "AWS". The Board of Directors has no formal policy with respect to the payment of dividends and no such dividends have been declared or paid during the past three fiscal years.


ITEM 6.  SELECTED FINANCIAL DATA.

    The information called for by this item appears beneath the heading "Five-Year Selected Financial Data" in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
OPERATIONS

     The information called for by this item appears beneath the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item appears in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding Directors and Executive Officers called for by this item appears beneath the heading "Information about Directors and Nominees for Director" and "Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this item appears under the heading "Executive Compensation" in the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, which information is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item appears under the heading "Voting Securities and Principal Security Holders" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

         The information called for by this item appears under the heading "Information About Directors and Nominees for Directors" in the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, which information is incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following are filed as a part of this report:
                  (1) Financial statements filed:
                           (i) The following consolidated financial statements
                               of the Company and its subsidiaries included in the Company's 1997 Annual Report to shareholders are incorporated herein by reference to the Annual Report as indicated:
                               Consolidated Balance Sheets - December 31, 1997 and 1996.
                               Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995.
                               Consolidated Statements of Stockholders' Equity-Years ended December 31, 1997, 1996, and 1995. Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995.
                               Summary of Significant Accounting Policies
                               Notes to Consolidated Financial Statements.

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

                           13       1997 Annual Report to Shareholders

                           23.1 Consent of Independent Certified Public Accountants, BDO Seidman, LLP

                           27 Financial Data Schedule (filed in electronic format only). This schedule is furnished for the information of the Commission and is not deemed to be "filed".


*        Identifies compensation plans.


         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALBA-WALDENSIAN, INC.

Date :   March 30, 1998                       By  /s/
         -------------------                      ------------------------------
                                                  Lee N. Mortenson
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/                                      /s/
--------------------------------        ---------------------------------
Paul H. Albritton, Jr., Director        William M. Cousins, Jr., Director
March 30, 1998                          March 30, 1998

/s/                                      /s/
--------------------------------        ---------------------------------
Clyde Wm. Engle, Director               C. Alan Forbes, Director
March 30, 1998                          March 30, 1998

/s/                                      /s/
--------------------------------        ---------------------------------
James M. Fawcett, Jr., Director         Glenn J. Kennedy, Director and
March 30, 1998                          Chief Financial Officer (Chief
                                        Accounting Officer)
                                        March 30, 1998


/s/                                      /s/
--------------------------------        ---------------------------------
Joseph C. Minio, Director               Lee N. Mortenson , Director and
March 30, 1998                          Chief Executive Officer
                                        (Principal Executive Officer)
                                        March 30, 1998

                              ALBA-WALDENSIAN, INC.

                                INDEX TO EXHIBITS



Annual Report on Form 10-K for the Fiscal Year ended         Commission File No.
December 31, 1997.                                                        1-6150

Exhibit Number                 Exhibit
--------------                 -------

         13                    Annual Report to Shareholders

         23.1                  Consent of Independent Certified Public
                                Accountants, BDO Seidman, LLP

         27 Financial Data schedule (filed in electronic format only)