Form 10-Q
period 1998-03-29
ALBA WALDENSIAN INC
filed 1998-05-18
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q
(Mark one)

 [X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 29, 1998

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

As of May 18, 1998, the number of common shares outstanding was 1,572,403.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ALBA-WALDENSIAN, INC.
                           Consolidated Balance Sheets
                                    ($000's)


                                                              March 29,                       December 31,
                                                                   1998                               1997
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash                                                             $1,144                             $2,416
Accounts receivable, net of allowance
  for doubtful accounts of $300
  and $260, respectively                                         10,634                              7,823
Inventories:
  Materials and supplies                                          3,302                              2,554
  Work-in-process                                                 5,078                              5,045
  Finished goods                                                  1,875                              3,710
Total Inventories                                                10,255                             11,309

Deferred income taxes                                               707                                707
Prepaid expenses and other                                          141                                127
Total Current Assets                                             22,881                             22,382

PROPERTY AND EQUIPMENT                                           32,132                             31,111
Less: accumulated depreciation                                 (18,262)                           (17,857)
Net Property and Equipment                                       13,870                             13,254

OTHER ASSETS:
Notes receivable                                                     16                                 17
Trademarks and patents                                              476                                492
Excess of cost over net assets acquired                           7,327                              7,474
                                                                  7,819                              7,983

TOTAL ASSETS                                                    $44,570                            $43,619

See notes to consolidated financial statements.

                                               ALBA-WALDENSIAN, INC.
                                            Consolidated Balance Sheets
                                           ($000's except share amounts)

                                                              March 29,                       December 31,
                                                                   1998                               1997
                                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings and lines
 of credit(Note 2)                                     $            -                      $             -
Current maturities of long-term debt                              2,350                              2,350
Accounts payable                                                 2,994                               3,118
Accrued expenses                                                  2,463                              1,542
Total Current Liabilities                                         7,807                              7,010

LONG-TERM DEBT (Note 2)                                           6,864                              7,452
DEFERRED INCOME TAX LIABILITY                                     1,746                              1,746
Total Liabilities                                                16,417                             16,208

STOCKHOLDERS' EQUITY:
Common stock - authorized 3,000,000 shares,  $2.50 par value; issued:  1,886,580 shares in 1998 and 1997; outstanding:
   1,867,403 in 1998 and 1997                                     4,716                              4,716
Additional paid-in capital                                        9,182                              9,182
Retained earnings                                                14,392                             13,650
                                                                 28,290                             27,548
Less treasury stock - at cost
   (19,177 shares)                                                (137)                              (137)
Total Stockholders' Equity                                       28,153                             27,411
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                           $44,570                            $43,619

See notes to consolidated financial statements.

                                               ALBA-WALDENSIAN, INC.
                                       Consolidated Statements of Operations
                                                    (Unaudited)
                                           ($000's except share amounts)

                                                                                  Three Months Ended
                                                                               March 29,         March 30,
                                                                                    1998              1997

Net sales                                                                        $18,296           $13,940
Cost of sales                                                                     13,826            10,936
Gross margin                                                                       4,470             3,004
Selling, general and
 administrative expense                                                            3,042             3,541
Operating income (loss)                                                            1,428             (537)

Interest expense                                                                   (216)             (289)
Interest income                                                                       32                20
Other                                                                               (49)             (299)
Total other income (expense)                                                       (233)             (568)

Income (loss) before income taxes                                                  1,195           (1,105)
Provision for (benefit from)
 income taxes                                                                        454             (420)

Net income (loss)                                                                 $  741            $(685)

Net income (loss) per
 common share                                                               $       .40      $       (.37)

Weighted average number of
shares
  of common stock outstanding                                                  1,867,403        1,867,403

See notes to consolidated financial statements.

                                               ALBA-WALDENSIAN, INC.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                     ($000's)

                                                                       Three Month Periods Ended
                                                              March 29,                          March 30,
                                                                   1998                               1997
OPERATING ACTIVITIES:
 Net income (loss)                                                $ 741                            $ (685)
  Adjustments  to  reconcile  net  income (loss)
  to net  cash  provided  by  operating
   activities:
    Depreciation and amortization                                   585                                567
    Provision for bad debts                                          45                                 58
    Loss on disposal of property                                      2                                231
    Provision for inventory obsolescence                            150                                209
  Changes in operating assets and liabilities providing (using) cash:
     Accounts receivable                                        (2,856)                                460
     Refundable income taxes                                         --                              (265)
     Inventories                                                    905                              (746)
     Prepaid expenses and other                                    (14)                               (70)
    Accounts payable                                              (124)                                644
    Accrued expenses and other liabilities                          467                                581
    Income taxes payable                                            454                              (169)
    Deferred compensation                                            --                              (142)
Net cash provided by operating activities                           355                                673

INVESTING
ACTIVITIES:
 Capital expenditures                                           (1,040)                              (408)
Proceeds from notes receivable                                        1                                  3
Net cash used in investing activities                           (1,039)                              (405)

FINANCING ACTIVITIES:
 Net borrowings under line
  of credit agreement                                                --                                 37
 Principal payments on long-term debt                             (588)                              (588)
Net cash used in financing activities                             (588)                              (551)

NET DECREASE IN CASH                                            (1,272)                              (283)
CASH AT BEGINNING OF PERIOD                                       2,416                                294
CASH AT END OF PERIOD                                           $ 1,144                              $ 11

                                               ALBA-WALDENSIAN, INC.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                     ($000's)

                                                                       Three Month Periods Ended
                                                              March 29,                          March 30,
                                                                   1998                               1997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                    $  216                              $ 238
    Income taxes                                               $    --                            $    16




See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


1. UNAUDITED FINANCIAL INFORMATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 29, 1998, and the results of operations for the three-month periods ended March 29, 1998, and March 30, 1997. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

     The results of operations for the three-month period ended March 29, 1998, are not necessarily indicative of the results to be expected for the full year.


2.   BANK DEBT

     The Company has both a $3,000,000 seasonal line of credit and long-term debt agreements with a major bank. On March 28, 1997, the Company renegotiated the terms of these agreements wherein the interest rate was increased to LIBOR plus 2.75% (formerly LIBOR plus 1.75% for the seasonal line and LIBOR plus 2% for the long-term debt). The seasonal line of credit matures on June 30, 1998, and the long-term debt portion matures on January 5, 1999. There were no amounts outstanding under the seasonal line of credit at March 29, 1998, or December 31, 1997. Quarterly principal payments of $587,500 are due under the long-term debt agreement.

     The loan agreement contains various loan covenants, as defined, which include maintaining a minimum tangible net worth, a minimum cash flow and leverage ratio and a limit on capital spending. The agreement also maintains that any cash dividends paid will not cause default of any loan covenant as a result of paying those dividends. Substantially all of the Company's inventory, property and equipment, and accounts receivable are pledged as collateral under the agreements with the bank.

     Although the loan matures within one year, the Company has continued to classify the debt as long-term in the accompanying consolidated financial statements due to the Company's successful refinancing of this debt subsequent to March 29, 1998 (see Note 4).


3.  NON-RECURRING CHARGES

     During the first quarter of 1997, severance costs of approximately $401,000 were recorded in connection with the Company's former President and CEO.


4.    SUBSEQUENT EVENTS

     On May 14, 1998, the Company entered into three-year $21,000,000 financing facility with a major bank and retired both the seasonal line of credit and long-term debt discussed above. The new facility is composed of up to a $15,000,000 revolving loan, based upon levels of accounts receivable and inventories, a $3,000,000 term loan and a $3,000,000 credit line to fund future capital expenditures. The new facility bears interest at Prime plus 0.5% (or at the option of the Company, portions of the facility may be priced at LIBOR plus 2.5%) and is secured by substantially all of the assets of the Company.

     On May 15, 1998, investors, including the Company and Mr. Clyde Wm. Engle, the Company's Chairman and beneficial holder (through Sunstates Corporation) of a majority of the Company's common stock, purchased from a major bank 938,700 shares of the Company's common stock formerly held by Sunstates Corporation, pursuant to a private sale of collateral held under a defaulted loan which the Company's affiliates had with the bank. The Company purchased 295,000 of the shares at a cost of $2,212,500 plus other estimated transaction costs totaling $150,000. The Company utilized its existing cash plus funds obtained from the new $21,000,000 financing facility discussed above to purchase the stock. The Company intends to hold the 295,000 shares as treasury stock and currently has no plans for future utilization of those shares.

     As a result of these transactions, the Company is no longer a subsidiary of Sunstates Corporation. Mr. Engle now controls approximately 35% of the Company's outstanding common stock.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                         Liquidity and Capital Resources

     The Company's working capital has remained substantially unchanged from December 31, 1997, and continues to be adequate to support the Company's operations. On March 29, 1998, the Company had working capital of $15,074,000 with a ratio of 2.93 to1. This is comparable to $15,372,000 or 3.19 to 1 at December 31, 1997. The decrease in the amount of working capital reflects the Company's concerted efforts to reduce inventory levels, which have declined to $10,255,000 at March 29, 1998, from $11,309,000 at December 31, 1997.

     Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. Capital expenditures through the first three months of 1998 have totaled $1,040,000, reflecting the acquisition of new seamless knitting machines in response to the increased demand for the Company's new seamless intimate apparel products. This level of capital expenditures compares to $408,000 for the same three months of 1997. The Company anticipates that capital expenditures for the entire year of 1998 may exceed $4,000,000.

     The purchase of 295,000 shares of the Company's common stock for approximately $2,362,500 (see Note 4 of Notes to Consolidated Financial Statements) reduced the company's net worth. However, the acquisition price per share of $7.50 was significantly less than the Company's book value per share at March 29, 1998 ($15.08) and accordingly the net book value of the remaining outstanding shares has been increased.

     The Company's liquidity needs, including the stock repurchase, have been more than adequately provided for with the securing of a new three-year
$21,000,000 financing facility with a major bank (see Note 4 of Notes to Consolidated Financial Statements). The new financing facility will provide a revolving loan of up to $15,000,000, depending upon levels of accounts receivable and inventories, a term loan of $3,000,000 and a capital expenditure line of $3,000,000. In addition, the Company may secure other outside financing of capital l expenditures of up to $4,500,000 over the three-year term of the facility.expenditures of up to $4,500,000 over the three-year term of the facility.

                              Results of Operations

Items as a percentage of sales are reflected in the following table:

                                          Three Month     Periods Ended
                                            March 29,         March 30,
                                                 1998              1997

Net sales                                      100.0%            100.0%
Cost of sales                                   75.6%             78.5%
Gross margin                                    24.4%             21.5%
Selling, general and
 Administrative expenses                        16.6%             25.3%
Operating income (loss)                          7.8%            (3.8%)
Other income (expense), net                    (1.3%)            (4.1%)
Income before income taxes                       6.5%            (7.9%)
Provision for income taxes                     (2.4%)              3.0%
Net income (loss)                                4.1%            (4.9%)


     Net sales by division for the first quarter of 1998 compared to the first quarter of 1997 are set forth in the following table ($000's):

                                          Three Month      Period Ended
                                            March 29,         March 30,        Increase/       % Increase/
                                                 1998              1997       (Decrease)        (Decrease)

Health Products                                $8,423            $7,662             $761              9.9%
Consumer Products                               9,800             5,285            4,515             85.4%
Byford                                             73               993            (920)           (92.6%)
         Total                                $18,296           $13,940           $4,356             31.2%

     The 9.9% increase in Health Products sales was lead by increases in treads, cuffs and anti-embolism stockings, partially offset by declines in dressings and the Company's pulStar system. The Consumer Products' increased sales reflect the acceptance of the Company's seamless intimate apparel, led by a new seamless bodysuit introduced in the first quarter. The decline in Byford sales reflects the Company's decision in the third quarter of 1997 to no longer distribute the line of men's socks and sweaters due to poor profitability. Sales in the Consumer Products Division in 1997 were down due to the loss of circular knit panty business to lower priced imports and the decision to eliminate the full fashion panty line.

     Gross margins increased in 1998 to 24.4% of net sales (21.5% in 1997) as the result of increased volume, higher margins on new styles and cost controls.

     Selling, general and administrative expenses declined (as a percentage of net sales) from 25.3% in 1997 to 16.6% in 1998. Although the percentage to net sales decreased as the result of increased volume, actual expenses decreased $499,000 due primarily to a one-time charge of $401,000 in 1997 to record the severance arrangement with the Company's former President and CEO.

     Interest expense decreased as a result of lower long-term debt and less borrowing under the line of credit agreement during the period partially offset by higher (1%) interest rate in 1998.

     Other expenses in the first quarter of 1997 included the write-off of the full fashion knitting machines ($143,000), the write-off of a deposit on a canceled machinery order ($80,000) and the write-down to the carrying value of the Alba Plant being held for sale ($48,000).

     As a result of the foregoing, the Company recorded net income of $741,000 or $0.40 per share in 1998 as compared to a loss of $685,000 or $0.37 per share in 1997.

     Although the Company anticipates that its seamless intimate products, will in 1998 continue to outperform their year ago levels, the unusual profitability attained in the first quarter may not continue for the remainder of the year. The Company believes earnings for the second quarter are likely to be substantially lower than those reported for the first quarter, but higher than 1997's second quarter.

     THIS QUARTERLY REPORT ON FORM 1O-Q, INCLUDING ANY INFORMATION INCORPORTATED THEREIN BY REFERENCE, MAY CONTAIN, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON MANAGEMENTS BELIEF AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT USUALLY WILL INCLUDE WORDS SUCH AS THE COMPANY BELIEVES; OR ANTICIPATES, OR EXPECTS; OR WORDS
OF SIMILAR  IMPORT.  SIMILARLY,  STATEMENTS  THAT DESCRIBE THE COMPANYS  FUTURE

     PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS. THE COMPANYS ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 - DESCRIPTION OF BUSINESS; AND ELSEWHERE IN THE COMPANYS ANNUAL REPORT ON FORM 1O-K FOR THE YEAR ENDED DECEMBER 31, 1997, OR IN INFORMATION INCORPORATED THERIN BY REFERENCE, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANYS PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 1O-K OR TO REFLECT THE OCCURRENCE OF OTHER ANTICIPATED EVENTS.

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

                              ALBA-WALDENSIAN, INC.


Date: May 18, 1998        /s/ Glenn J. Kennedy
                          Vice President and Treasurer
                          (Chief Financial Officer and
                          Principal Accounting Officer)