Form 10-Q
period 1998-06-28
ALBA WALDENSIAN INC
filed 1998-08-10
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q
(Mark one)

     [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended June 28, 1998

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

                                 (828) 879-6500
               Registrant's telephone number, including area code

                                      NONE
                 Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of June 28, 1998, the number of common shares outstanding was 1,572,403.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    ALBA-WALDENSIAN, INC.
                                            Consolidated Balance Sheets
                                                     ($000's)


                                                                        June 28,              December 31,
                                                                            1998                      1997
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash                                                                          $6                    $2,416
Accounts receivable, net of allowance for
 doubtful accounts of $344 and $260, respectively                          8,734                     7,823
Inventories:
  Materials and supplies                                                   3,187                     2,554
  Work-in-process                                                          6,152                     5,045
  Finished goods                                                           1,392                     3,710
                                                                           -----                     -----
Total Inventories                                                         10,731                    11,309
                                                                          ------                    ------

Deferred income taxes                                                        707                       707
Prepaid expenses and other                                                   356                       127
                                                                             ---                       ---
Total Current Assets                                                      20,534                    22,382
                                                                          ------                    ------

PROPERTY AND EQUIPMENT                                                    33,043                    31,111
Less: accumulated depreciation                                          (18,730)                  (17,857)
                                                                         -------                   ------
Net Property and Equipment                                                14,313                    13,254
                                                                          ------                    ------

OTHER ASSETS:
Notes receivable                                                              15                        17
Trademarks and patents                                                       460                       492
Excess of cost over net assets acquired                                    7,180                     7,474
                                                                           -----                     -----
                                                                           7,655                     7,983
                                                                           -----                     -----

TOTAL ASSETS                                                             $42,502                   $43,619
                                                                          ======                    ======

See notes to consolidated financial statements.

                                               ALBA-WALDENSIAN, INC.
                                            Consolidated Balance Sheets
                                           ($000's except share amounts)

                                                                        June 28,              December 31,
                                                                            1998                      1997
                                                                            ----                      ----
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                     $   538                  $  2,350
Accounts payable                                                          3,116                      3,118
Accrued expenses                                                           1,850                     1,542
                                                                           -----                     -----
Total Current Liabilities                                                  5,504                     7,010

LONG-TERM DEBT (Note 2)                                                    8,704                     7,452
CAPITAL LEASE OBLIGATION                                                      71                         -
DEFERRED INCOME TAX LIABILITY                                              1,746                     1,746
                                                                           -----                     -----
Total Liabilities                                                         16,025                    16,208
                                                                          ------                    ------

STOCKHOLDERS' EQUITY:
Common stock  - authorized 3,000,000 shares,
 $2.50 par value; issued: 1,886,580 shares in 1998
 and 1997; outstanding: 1,572,403 and 1,867,403
 in 1998 and 1997, respectively                                            4,716                     4,716
Additional paid-in capital                                                 9,182                     9,182
Retained earnings                                                         15,044                    13,650
                                                                          ------                    ------
                                                                          28,942                    27,548
Less treasury stock - at cost
  (314,177 and 19,177 shares in 1998 and 1997,
  respectively)                                                          (2,465)                     (137)
                                                                          -----                       ----
Total Stockholders' Equity                                                26,477                    27,411
                                                                          ------                    ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                    $42,502                   $43,619
                                                                          ======                    ======

See notes to consolidated financial statements.

                                               ALBA-WALDENSIAN, INC.
                                       Consolidated Statements of Operations
                                                    (Unaudited)
                                           ($000's except share amounts)

                                                     Three Months Ended                         Six Month Period Ended
                                             June 28,          June 29,         June 28,          June 29,
                                                 1998              1997             1998              1997
                                                 ----              ----             ----              ----

Net sales                                     $17,714           $15,872          $36,010           $29,813
Cost of sales                                  13,196            12,372           27,022            23,309
                                               ------            ------           ------            ------
Gross margin                                    4,518             3,500            8,988             6,504
Selling, general and
 administrative expense                         3,222             3,000            6,264             6,541
                                                -----             -----            -----             -----
Operating income (loss)                         1,296               500            2,724              (37)

Interest expense                                (220)             (245)            (435)             (534)
Interest income                                    18                 8               50                27
Other                                            (41)               130             (92)             (169)
                                                  --            -------             ----             -----
Total other income (expense)                    (243)             (107)            (477)             (676)
                                                                      -

Income (loss) before income taxes               1,053               393            2,247             (713)
Provision for (benefit from)
 income taxes                                     400               149              854             (271)
                                                -----               ---              ---             -----

Net income (loss)                              $  653              $244           $1,393            $(442)
                                              =======               ===           ======            ======

Net income (loss) per
 common share -
         Basic                           $       .38               $.13             $.78            $(.24)
                                                 ===                ===             ====            ======

         Diluted                          $       .36              $.13             $.76            $(.24)
                                                  ===              ====             ====            ======



See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                          ($000's except share amounts)

                                   Additional
                                     Common                   Paid-In      Retained           Treasury Stock
                                     Shares       Amount      Capital      Earnings     Shares         Amount          Total
                                     ------       ------      -------      --------     ------         ------          -----

Balance at January 1, 1997        1,886,580       $4,716       $9,182       $14,027     (19,177)        $(137)         $27,788

Net Loss                                                                       (442)                                      (442)
                                                                                ---                                        ---

Balance at June 29, 1997          1,886,580       $4,716       $9,182       $13,585     (19,177)        $(137)         $27,346
                                  =========        =====        =====        ======      ======           ===           ======


Balance at January 1, 1998        1,886,580       $4,716       $9,182       $13,651     (19,177)        $(137)         $27,412

Purchase of Treasury Stock                                                             (295,000)       (2,328)          (2,328)

Net Income                                                                    1,393                                      1,393
                                                                              -----                                      -----

Balance at June 28, 1998          1,886,580       $4,716       $9,182       $15,044    (314,177)      $(2,465)         $26,477
                                  =========        =====        =====        ======     =======         =====           ======

See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                    ($000's)

                                                                                   Six Month Periods Ended
                                                                        June 28,                  June 29,
                                                                            1998                      1997
                                                                            ----                      ----
OPERATING ACTIVITIES:
 Net income (loss)                                                       $ 1,393                   $ (442)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                          1,216                     1,146
    Provision for bad debts                                                   90                        75
    Loss on disposal of property                                               2                       157
    Provision for inventory obsolescence                                     441                       423
  Changes in operating assets and liabilities providing (using) cash:
     Accounts receivable                                                 (1,001)                     (864)
     Refundable income taxes                                                  --                     (121)
     Inventories                                                             137                        69
     Prepaid expenses and other                                            (229)                        42
    Accounts payable                                                        (90)                        74
    Accrued expenses and other liabilities                                   308                       636
    Income taxes payable                                                      88                     (169)
    Deferred compensation                                                      1                     (172)
                                                                               -                      ---
Net cash provided by operating activities                                  2,356                       854
                                                                           -----                       ---
INVESTING ACTIVITIES:
Capital expenditures                                                     (1,770)                   (1,456)
Proceeds from sale of property                                                 -                       193
Proceeds from notes receivable                                                 2                         6
                                                                               -                         -
Net cash used in investing activities                                    (1,768)                   (1,257)
                                                                          -----                     -----
FINANCING ACTIVITIES:
 Net borrowings under line of credit agreement                             5,490                     1,296
 Principal payments on notes and Capital Leases                          (9,824)                   (1,175)
 Proceeds from Issuance of Long Term Debt                                  3,664                         -
 Repurchase of Capital Stock                                             (2,328)                         -
                                                                         -------                         -
Net cash (used in) provided by financing activities                      (2,998)                       121
                                                                         -------                       ---

NET DECREASE IN CASH                                                     (2,410)                     (282)
CASH AT BEGINNING OF PERIOD                                                2,416                       294
                                                                           -----                       ---
CASH AT END OF PERIOD                                                        $ 6                     $ 12
                                                                               =                       ==

                              ALBA-WALDENSIAN, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                    ($000's)

                                                                        Six Month Periods Ended
                                                                        June 28,                  June 29,
                                                                            1998                      1997
                                                                            ----                      ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                             $   365                     $ 479
    Income taxes                                                         $   766                    $   20




See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


1. UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 28, 1998, and the results of operations for the three-month and six-month periods ended June 28, 1998, and June 29, 1997. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


2.   BANK DEBT

         On December 31, 1997 the Company had both a $3,000,000 seasonal line of credit and long-term debt agreements with a major bank. The interest rate was LIBOR plus 2.75%. The seasonal line of credit was scheduled to mature on June 30, 1998, and the long-term debt portion matured on January 5, 1999. There were no amounts outstanding under the seasonal line of credit at December 31, 1997. Quarterly principal payments of $587,500 were required under the long-term debt agreement.

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

         The loan agreement contains requires that the Company maintain certain levels of tangible net worth and fixed charge coverage ratios as well as limiting the level of capital expenditures ($5.8 million in 1998) and prohibiting other financing (in excess of $1.5 million per year). At June 28, 1998 the Company was in compliance with the convenants contained in the loan agreement.


3.  NON-RECURRING CHARGES

         During the first quarter of 1997, severance costs of approximately $401,000 were recorded in connection with the Company's former President and CEO.


4.    ACQUISITION OF COMMON STOCK

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

5.    SUBSEQUENT EVENT

     On August 4, 1998 the Company declared a semi-annual cash dividend of $.075 per share ($117,930) on its common stock payable on August 24, 1998 to shareholders of record on August 14, 1998. Under the Company's loan agreement with a bank (see Note 2), dividends may not exceed $787,500 during the three-year term of the loan.


6.    EARNINGS PER SHARE

                       For the Quarter Ended June 28, 1998
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount

Basic EPS
  Net Income                                                   $652,849        1,724,766              $.38

Effect of Dilutive Securities
  Stock Options                                                      --           67,750

Diluted EPS
  Net Income                                                   $652,849        1,792,516              $.36


                     For the Six Months Ended June 28, 1998
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount

Basic EPS
  Net Income                                                 $1,393,476        1,794,889              $.78

Effect of Dilutive Securities
  Stock Options                                                      --           33,875

Diluted EPS
  Net Income                                                 $1,393,476        1,828,764              $.76


             There were no dilutive securities outstanding during 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

         The Company's working capital has remained substantially unchanged from December 31, 1997, and continues to be adequate to support the Company's operations. On June 28, 1998, the Company had working capital of $15,030,000 with a ratio of 3.73 to1. This is comparable to $15,372,000 or 3.19 to 1 at December 31, 1997. The decrease in the amount of working capital reflects the Company's concerted efforts to reduce inventory levels, which have declined to $10,731,000 at June 28, 1998, from $11,309,000 at December 31, 1997.
Furthermore, the Company's annual debt amortization requirements are significantly reduced (current maturities of $538,000 at June 1998 versus $2,350,000 at December 1997) as a result of the refinancing of its bank debt.

         Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. Capital expenditures through the first six months of 1998 have totaled $1,770,000, reflecting the acquisition of new seamless knitting machines in response to the increased demand for the Company's new seamless intimate apparel products. This level of capital expenditures compares to $1,456,000 for the same six months of 1997.
The Company anticipates that capital expenditures for the entire year of 1998 may exceed $5,000,000.

         The Company's liquidity needs, including the stock repurchase, have been more than adequately provided for with the securing of a new three-year $21,000,000 financing facility with a major bank (see Note 4 of Notes to Consolidated Financial Statements). The new financing facility provides a revolving loan of up to $15,000,000, depending upon levels of accounts receivable and inventories, a term loan of $3,000,000 and a future capital expenditure line of $3,000,000. In addition, the Company may secure other outside financing of capital expenditures of up to $4,500,000 over the three-year term of the facility.

         The purchase on May 15, 1998 of 295,000 shares of the Company's common stock for approximately $2,362,500 (see Note 4 of Notes to Consolidated Financial Statements) reduced the company's net worth. However, the acquisition price per share of $7.50 was significantly less than the Company's book value per share ($15.08 at March 29, 1998) and accordingly the net book value of the remaining outstanding shares was increased. At June 28, 1998, the book value per share of the Company's remaining outstanding common stock was $16.84 per share.

         On August 4, 1998 the Company declared a semi-annual cash dividend of $.075 per share ($117,930) on its common stock payable on August 24, 1998 to shareholders of record on August 14, 1998. Under the Company's loan agreement with a bank, dividends may not exceed $787,500 during the three-year term of the loan.

                              Results of Operations

Items as a percentage of sales are reflected in the following table:

                                                     Three Months Ended               Six Months Ended
                                             June 28,          June 29,         June 28,          June 29,
                                                 1998              1997             1998              1997
                                                 ----              ----             ----              ----
(%)
Net sales                                       100.0             100.0            100.0             100.0
Cost of sales                                    74.5              78.0             75.0              78.2
                                                 ----              ----             ----              ----
Gross margin                                     25.5              22.0             25.0              21.8
Selling, general and
 administrative expenses                         18.2              18.9             17.4              21.9
                                                 ----              ----             ----              ----
Operating income (loss)                          7.3                3.1              7.6             (0.1)
Other income (expense), net                     (1.4)             (0.6)            (1.3)             (2.3)
                                                 ---               ---              ---               ---
Income before income taxes                        5.9               2.5              6.2             (2.4)
Provision for income taxes                        2.2               0.9              2.3             (0.9)
                                                  ---               ---              ---              ---
Net income (loss)                                 3.7               1.6              3.9             (1.5)


Three Months Ended June 28, 1998 and June 29, 1997

         Net sales by division for the second quarter of 1998 compared to the second quarter of 1997 are set forth in the following table ($000's):

                                          Three Month      Period Ended
                                             June 28,          June 29,        Increase/       % Increase/
                                                 1998              1997       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------

Health Products                                $7,950            $8,130           ($180)            (2.2%)
Consumer Products                               9,740             6,726            3,014             44.8%
Byford                                             24             1,016           ($992)           (97.6%)
                                                   --             -----           ------
         Total                                $17,714           $15,872           $1,842             11.6%

         Sales of Consumer Products increased $3,014,000 during the second quarter, or 44.8%, over the comparable quarter of 1997. This increase results primarily from continuing acceptance of the Company's seamless intimate apparel, led by a new seamless bodysuit introduced in the first quarter. However, even without the new seamless bodysuits, sales in the second quarter of 1998 were up 10% over the second quarter of 1997. Sales in the Consumer Products Division in 1997 were down due to the loss of circular knit panty business to lower priced imports and the decision to eliminate the full fashion panty line.


         Sales of Health Products decreased $180,000 or 2.2% due to slower than anticipated acceptance of the Company's redesigned PulStar system.

         The decline in Byford sales reflects the Company's decision in the third quarter of 1997 to no longer distribute the line of men's socks and sweaters due to poor profitability.

         Gross margins increased in 1998 to 25.5% of net sales (22.0% in 1997) as the result of increased volume, higher margins on new styles and cost controls.

         Selling, general and administrative expenses declined (as a percentage of net sales) from 18.9% in 1997 to 18.2% in 1998, primarily reflecting the impact of increased volumes.

         Interest expense decreased as a result of lower long-term debt and less borrowing under the line of credit agreement during the period partially offset by higher (1%) interest rate in 1998.

         Other income in the second quarter of 1997 included several minor non-recurring gains, including a gain from the sale of certain of the Company's yarn covering equipment, reflective of a decision to purchase covered yarn from outside vendors at a lower cost.

         As a result of the foregoing, the Company recorded net income of $653,000 or $0.38 per share in 1998 as compared to income of $244,000 or $.13 per share in 1997.

Six Months Ended June 28, 1998 and June 29, 1997

         Net sales by division for the six months of 1998 compared to 1997 are set forth in the following table ($000's):

                                            Six Month      Period Ended
                                             June 28,          June 29,        Increase/       % Increase/
                                                 1998              1997       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------
Health Products                               $16,373           $15,791             $582              3.7%
Consumer Products                              19,541            12,012            7,529             62.7%
Byford                                             96             2,010         ($1,914)           (95.2%)
                                                   --              ----         --------
         Total                                $36,010           $29,813           $6,197             20.8%

         Sales of Consumer Products increased $7,529,000 during 1998, or 62.7%, over 1997. This increase results primarily from continuing acceptance of the Company's seamless intimate apparel, led by a new seamless bodysuit introduced in the first quarter. However, even without the new seamless bodysuit, sales for 1998 were up 18% over 1997. Sales in the Consumer Products Division in 1997 were down due to the loss of circular knit panty business to lower priced imports and the decision to eliminate the full fashion panty line.

         Sales of Health Products increased $582,000 or 3.7% due to strong sales of treads and cuffs partially offset by shortfalls in sales of stockinette, dressings and the PulStar system.

         The decline in Byford sales reflects the Company's decision in the third quarter of 1997 to no longer distribute the line of men's socks and sweaters due to poor profitability.

         Gross margins increased in 1998 to 25.0% of net sales (21.8% in 1997) as the result of increased volume, higher margins on new styles and cost controls.

         Selling, general and administrative expenses declined (as a percentage of net sales) from 21.9% in 1997 to 17.4% in 1998, primarily reflecting the impact of increased volumes. Also, included in 1997 expenses was a one-time charge of approximately $400,000 to record the severance arrangement with the Company's former President and CEO.

         Interest expense decreased as a result of lower long-term debt and less borrowing under the line of credit agreement during the period partially offset by higher (1%) interest rate in 1998.

         Other expense in 1997 included one-time charges to write-off the full fashion equipment ($143,000), the write-off of a deposit on a canceled machinery order ($80,000) and to write down the carrying value of the idle Alba plant that is being held for sale ($48,000). Other income in 1997 included several minor non-recurring gains, including a gain from the sale of certain of the Company's yarn covering equipment, reflective of a decision to purchase covered yarn from outside vendors at a lower cost.

     As a result of the foregoing, the Company recorded net income of $1,393,000 or $.78 per shares in 1998 as compared to a loss of $442,000 or $.24 per share in 1997.


THIS QUARTERLY REPORT ON FORM 1O-Q, INCLUDING ANY INFORMATION INCORPORTATED THEREIN BY REFERENCE, MAY CONTAIN, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S BELIEF AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT USUALLY WILL INCLUDE WORDS SUCH AS "THE COMPANY BELIEVES"; OR "ANTICIPATES", OR "EXPECTS"; OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS.

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

                                       ALBA-WALDENSIAN, INC.


Date: August 10, 1998                   /s/ Glenn J. Kennedy
                                        --------------------
                                        Vice President and Treasurer
                                        (Chief Financial Officer and
                                         Principal Accounting Officer)