Form 10-Q
period 1998-09-27
ALBA WALDENSIAN INC
filed 1998-10-27
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q
(Mark one)

 [X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 27, 1998

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of October 26, 1998, the number of common shares outstanding was 1,559,053.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ALBA-WALDENSIAN, INC.
                           Consolidated Balance Sheets
                                    ($000's)

                                                                   September 27,              December 31,
                                                                            1998                      1997
                                                                     (Unaudited)

ASSETS
CURRENT ASSETS:
Cash                                                                          $6                    $2,416
Accounts receivable, net of allowance for
 doubtful accounts of $384 and $260, respectively                         10,723                     7,823
Inventories:
  Materials and supplies                                                   2,959                     2,554
  Work-in-process                                                          5,997                     5,045
  Finished goods                                                           2,375                     3,710
                                                                           -----                     -----
Total Inventories                                                         11,331                    11,309
                                                                          ------                    ------

Deferred income taxes                                                        707                       707
Prepaid expenses and other                                                   379                       127
                                                                             ---                       ---
Total Current Assets                                                      23,146                    22,382
                                                                          ------                    ------

PROPERTY AND EQUIPMENT                                                    34,185                    31,111
Less: accumulated depreciation                                          (19,194)                  (17,857)
                                                                         -------                   ------
Net Property and Equipment                                                14,991                    13,254
                                                                          ------                    ------

OTHER ASSETS:
Notes receivable                                                              16                        17
Trademarks and patents                                                       443                       492
Excess of cost over net assets acquired                                    7,033                     7,474
                                                                           -----                     -----
                                                                           7,492                     7,983
                                                                           -----                     -----

TOTAL ASSETS                                                             $45,629                   $43,619
                                                                          ======                    ======

See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                           Consolidated Balance Sheets
                          ($000's except share amounts)

                                                                   September 27,              December 31,
                                                                            1998                      1997
                                                                            ----                      ----
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                     $   665                  $  2,350
Accounts payable                                                          3,522                      3,118
Accrued expenses                                                           2,472                     1,542
                                                                           -----                     -----
Total Current Liabilities                                                  6,659                     7,010

LONG-TERM DEBT (Note 2)                                                    9,318                     7,452
CAPITAL LEASE OBLIGATION                                                     489                         -
OTHER DEFERRED LIABILITIES                                                     1                         -
DEFERRED INCOME TAX LIABILITY                                              1,746                     1,746
                                                                           -----                     -----
Total Liabilities                                                         18,213                    16,208
                                                                          ------                    ------

STOCKHOLDERS' EQUITY:
Common stock  - authorized 3,000,000 shares,
 $2.50 par value; issued: 1,886,580 shares in 1998
 and 1997; outstanding: 1,560,563 and 1,867,403
 in 1998 and 1997, respectively                                            4,716                     4,716
Additional paid-in capital                                                 9,182                     9,182
Retained earnings                                                         16,150                    13,650
                                                                          ------                    ------
                                                                          30,048                    27,548
Less treasury stock - at cost
  (326,077 and 19,177 shares in 1998 and 1997,
  respectively)                                                          (2,632)                     (137)
                                                                          -----                       ----
Total Stockholders' Equity                                                27,416                    27,411
                                                                          ------                    ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                    $45,629                   $43,619
                                                                          ======                    ======

See notes to consolidated financial statements.



                              ALBA-WALDENSIAN, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                          ($000's except share amounts)

                                                  Three Months Ended             Nine Month Period Ended
                                            Sept. 27,         Sept. 28,        Sept. 27,         Sept. 28,
                                                 1998              1997             1998              1997
                                                 ----              ----             ----              ----

Net sales                                     $18,904           $15,390          $54,914           $45,203
Cost of sales                                  13,239            12,205           40,261            35,514
                                               ------            ------           ------            ------
Gross margin                                    5,665             3,185           14,653             9,689
Selling, general and
 administrative expense                         3,368             2,686            9,633             9,227
                                                -----             -----            -----             -----
Operating income                                2,297               499            5,020               462

Interest expense                                (227)             (270)            (662)             (779)
Interest income                                     0                18               50                45
Other income (expense)                           (83)                14            (174)             (179)
                                                  --             ------            -----             -----
Total other expense                             (310)             (238)            (786)             (913)
                                                                      -

Income (loss) before income taxes               1,987               261            4,234             (451)
Provision for (benefit from)
 income taxes                                     755                99            1,609             (172)
                                                -----                --            -----             -----

Net income (loss)                            $  1,232              $162           $2,625            $(279)
                                            =========               ===           ======            ======

Net income (loss) per
 common share -
         Basic                           $       .78               $.09            $1.53            $(.15)
                                                 ===                ===            =====            ======

         Diluted                          $       .74              $.09            $1.48            $(.15)
                                                  ===              ====            =====            ======



See notes to consolidated financial statements.


                                                         ALBA-WALDENSIAN, INC.
                                            Consolidated Statements of Stockholders' Equity
                                                              (Unaudited)
                                                     ($000's except share amounts)

                                                                 Additional
                                                   Common          Paid-In    Retained       Treasury Stock
                                             Shares      Amount    Capital    Earnings      Shares       Amount        Total
                                             ------      ------    -------    --------      ------       ------        -----

Balance at January 1, 1997                1,886,580      $4,716     $9,182     $14,027     (19,177)       $(137)      $27,788

Net Loss                                                                         (279)                                  (279)
                                                                                  ---                                    ---

Balance at Sept. 28, 1997                 1,886,580      $4,716     $9,182     $13,748     (19,177)       $(137)      $27,509
                                          =========       =====      =====      ======      ======          ===        ======


Balance at January 1, 1998                1,886,580      $4,716     $9,182     $13,651     (19,177)       $(137)      $27,412

Purchase of Treasury Stock                                                                (310,500)      (2,521)      (2,521)

Exercise of Stock Options                                                          (8)        3,600           26           18

Dividends Paid                                                                   (118)                                  (118)

Net Income                                                                       2,625                                  2,625
                                                                                 -----                                  -----

Balance at Sept. 27, 1998                 1,886,580      $4,716     $9,182     $16,150    (326,077)     $(2,632)      $27,416
                                          =========       =====      =====      ======     =======        =====        ======

See notes to consolidated financial statements.


                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)
                                                                                  Nine Month Periods Ended
                                                                       Sept. 27,                 Sept. 28,
                                                                            1998                      1997
                                                                            ----                      ----
OPERATING ACTIVITIES:
 Net income (loss)                                                       $ 2,625                   $ (279)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                          1,847                     1,735
    Provision for bad debts                                                  135                        92
    Loss on disposal of property                                               2                       138
    Provision for inventory obsolescence                                   1,161                       625
  Changes in operating assets and liabilities providing (using) cash:
     Accounts receivable                                                 (3,035)                     (829)
     Refundable income taxes                                                  --                      (23)
     Inventories                                                         (1,182)                       149
     Prepaid expenses and other                                            (252)                        24
    Accounts payable                                                        (93)                       533
    Accrued expenses and other liabilities                                   930                     1,065
    Income taxes payable                                                     496                     (169)
    Deferred compensation                                                      1                     (200)
                                                                               -                      ---
Net cash provided by operating activities                                  2,635                     2,861
                                                                           -----                     -----

INVESTING ACTIVITIES:
Capital expenditures                                                     (2,383)                   (1,614)
Proceeds from sale of property                                                 -                       212
Proceeds from notes receivable                                                 1                         7
                                                                               -                         -
Net cash used in investing activities                                    (2,382)                   (1,395)
                                                                          -----                     -----

FINANCING ACTIVITIES:
 Net borrowings under line of credit agreement                             6,245                        --
 Principal payments on notes and Capital Leases                          (9,951)                   (1,175)
 Payment of Dividends                                                      (118)                        --
 Cash Proceeds from Exercise of Stock Options                                 18                        --
 Proceeds from Issuance of Long Term Debt                                  3,664                        --
 Repurchase of Capital Stock                                             (2,521)                        --
                                                                         -------                        --
Net cash used in financing activities                                    (2,663)                   (1,175)
                                                                         ---------------------------------

NET INCREASE (DECREASE) IN CASH                                          (2,410)                       291
CASH AT BEGINNING OF PERIOD                                                2,416                       294
                                                                           -----                       ---
CASH AT END OF PERIOD                                                        $ 6                    $ 585
                                                                               =                      ===



                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)

                                                                        Nine Month Periods Ended
                                                                        Sept 27,                 Sept. 28,
                                                                            1998                      1997
                                                                            ----                      ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                             $   563                     $ 993
    Income taxes                                                       $   1,128                    $   20


During the second quarter of 1998, the Company acquired production equipment totaling $533,000 through the issuance of financing leases.



See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


1. UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 27, 1998, and the results of operations for the three-month and nine-month periods ended September 27, 1998, and September 28, 1997. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


2.   FINANCING

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

         The loan agreement requires that the Company maintain certain levels of tangible net worth and fixed charge coverage ratios as well as limiting the level of capital expenditures ($5.8 million in 1998) and prohibiting other financing (in excess of $1.5 million per year). At September 27, 1998 the Company was in compliance with the convenants contained in the loan agreement.

         On August 7, 1998, the Company secured a $1,500,000 financing lease facility with a major financial institution covering the acquisition of qualified machinery during the remainder of 1998. This facility is secured by only the acquired machinery, bears interest at 7.27% and provides for level monthly payments over its five-year term.


3.  NON-RECURRING CHARGES

         During the first quarter of 1997, severance costs of approximately $401,000 were recorded in connection with the Company's former President and CEO.


4.       ACQUISITION OF COMMON STOCK

     On May 15, 1998, investors, including the Company and Mr. Clyde Wm. Engle, the Company's Chairman and beneficial holder (through Sunstates Corporation) of a majority of the Company's common stock, purchased from a major bank 938,700 shares of the Company's common stock formerly held by Sunstates Corporation, pursuant to a private sale of collateral held under a defaulted loan which Sunstates Corporation's affiliates had with the bank. The Company purchased 295,000 of the shares at a cost of $2,212,500 plus other transaction costs totaling approximately $115,000. The Company utilized its existing cash plus funds obtained from the new $21,000,000 financing facility discussed above to purchase the stock. The Company intends to hold the 295,000 shares as treasury stock and currently has no plans for future utilization of those shares.

     As a result of these transactions, the Company is no longer a subsidiary of Sunstates Corporation. Mr. Engle now controls approximately 35% of the Company's outstanding common stock.

     On August 12, 1998, the Company's Board of Directors authorized the Corporation to acquire up to 40,000 shares of the outstanding Common Stock of the Corporation for an aggregate purchase price not to exceed $550,000. As of September 27, 1998, the Company had purchased a total of 15,500 shares at an aggregate cost of approximately $193,000.


5.       DIVIDENDS

     On August 4, 1998 the Company declared a semi-annual cash dividend of $.075 per share ($117,930) on its common stock payable on August 24, 1998 to shareholders of record on August 14, 1998. Under the Company's loan agreement with a bank (see Note 2), dividends and repurchases of Company stock may not exceed $3,000,000 during the three-year term of the loan.





6.       EARNINGS PER SHARE

                                                             For the Quarter Ended September 27, 1998
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount

Basic EPS
  Net Income                                                 $1,231,636        1,569,778              $.78

Effect of Dilutive Securities
  Stock Options                                                      --           92,981

Diluted EPS
  Net Income                                                 $1,231,636        1,662,759              $.74


                  For the Nine Months Ended September 27, 1998
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount

Basic EPS
  Net Income                                                 $2,625,112        1,719,018             $1.53

Effect of Dilutive Securities
  Stock Options                                                      --           53,577

Diluted EPS
  Net Income                                                 $2,625,112        1,772,595             $1.48


             There were no dilutive securities outstanding during 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

         The Company's working capital has improved since December 31, 1997, and continues to be adequate to support the Company's operations. On September 27, 1998, the Company had working capital of $16,487,000 with a ratio of 3.48 to1. This is comparable to $15,372,000 or 3.19 to 1 at December 31, 1997. The increase in the amount of working capital primarily reflects increased receivables associated with the increased business volume in 1998. Accounts receivable have increased to $10,723,000 at September 27, 1998 as compared to $7,823,000 at December 31, 1997, while the number of days sales in receivables has decreased from 49.75 to 45.92 during the same period. Inventory levels have not significantly increased in the face of the increased business due to the Company's efforts to reduce excess inventories (inventory turns have increased from 3.55 at December 31, 1997 to 4.04 at September 27, 1998). Furthermore, the Company's annual debt amortization requirements are significantly reduced (current maturities of $665,000 at September 1998 versus $2,350,000 at December
1997) as a result of the refinancing of its bank debt.

         Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. Capital expenditures through the first nine months of 1998 have totaled $2,916,000, reflecting the acquisition of new seamless knitting machines in response to the increased demand for the Company's new seamless intimate apparel products. This level of capital expenditures compares to $1,614,000 for the same nine months of 1997. The Company anticipates that capital expenditures for the entire year of 1998 may approximate $8,000,000.

         The Company's liquidity needs, including the stock repurchase, have been more than adequately provided for with the securing of a new three-year $21,000,000 financing facility with a major bank (see Note 4 of Notes to Consolidated Financial Statements). The new financing facility provides a revolving loan of up to $15,000,000, depending upon levels of accounts receivable and inventories, a term loan of $3,000,000 and a future capital expenditure line of $3,000,000. In addition, the Company may secure other outside financing of capital expenditures of up to $4,500,000 over the three-year term of the facility. On August 7, 1998, the Company secured a $1,500,000 financing lease facility with a major financial institution covering the acquisition of qualified machinery during the remainder of 1998.

         The purchase on May 15, 1998 of 295,000 shares of the Company's common stock for approximately $2,328,000 (see Note 4 of Notes to Consolidated Financial Statements) reduced the company's net worth. However, the acquisition price per share of $7.50 (plus transaction costs) was significantly less than the Company's book value per share ($15.08 at March 29, 1998) and accordingly the net book value of the remaining outstanding shares was increased.

         On August 12, 1998, the Company's Board of Directors authorized the Corporation to acquire up to 40,000 shares of the outstanding Common Stock of the Corporation for an aggregate purchase price not to exceed $550,000. As of September 27, 1998, the Company had purchased a total of 15,500 shares at an aggregate cost of $193,000.

     At September 27, 1998, the book value per share of the Company's remaining outstanding common stock was $17.57 per share.

         On August 4, 1998 the Company declared a semi-annual cash dividend of $.075 per share ($117,930) on its common stock payable on August 24, 1998 to shareholders of record on August 14, 1998. Under the Company's loan agreement with a bank, dividends may not exceed $787,500 during the three-year term of the loan.



                                                         Results of Operations

Items as a percentage of sales are reflected in the following table:

                                                     Three Months Ended              Nine Months Ended
                                            Sept. 27,         Sept. 28,        Sept. 27,         Sept. 28,
                                                 1998              1997             1998              1997
                                                 ----              ----             ----              ----

(%)
Net sales                                       100.0             100.0            100.0             100.0
Cost of sales                                    70.0              79.3             73.3              78.6
                                                 ----              ----             ----              ----
Gross margin                                     30.0              20.7             26.7              21.4
Selling, general and
 administrative expenses                         17.8              17.5             17.6              20.4
                                                 ----              ----             ----              ----
Operating income (loss)                          12.2               3.2              9.1             (1.0)
Other income (expense), net                     (1.7)             (1.5)            (1.4)             (2.0)
                                                 ---               ---              ---               ---
Income before income taxes                       10.5               1.7            (7.7)             (1.0)
Provision for income taxes                        4.0               0.6              2.9             (0.4)
                                                  ---               ---              ---              ---
Net income (loss)                                 6.5               1.1              4.8             (0.6)


Three Months Ended September 27, 1998 and September 28, 1997

         During the third quarter of 1998 the Company reached record levels of revenues and earnings. Third quarter earnings of $1,232,000 compared to $162,000 in the third quarter of 1997. The quarterly earnings per share of 78 cents (74 cents fully diluted) was a record for the Company and compared to 9 cents per share in the third quarter of 1997. Revenues for the 1998 quarter increased 22.8% reaching a record level of $18,904,000 as compared to $15,390,000 for the prior year.

         Net sales by division for the third quarter of 1998 compared to the third quarter of 1997 are set forth in the following table ($000's):

                                          Three Month      Period Ended
                                            Sept. 27,         Sept. 28,        Increase/       % Increase/
                                                 1998              1997       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------

Health Products                                $8,158            $7,660             $498              6.5%
Consumer Products                              10,743             6,123            4,620             75.5%
Byford                                              3             1,607         ($1,604)           (99.8%)
                                                    -             -----         --------
         Total                                $18,904           $15,390           $3,514             22.8%

         Sales of Consumer Products increased $4,620,000 during the third quarter, or 75.5% over the comparable quarter of 1997. This increase results primarily from continuing acceptance of the Company's seamless intimate apparel as consumers continued to respond positively to the unsurpassed fit, comfort and style of seamless intimates. Sales in the Consumer Products Division in 1997 were down due to the loss of circular knit panty business to lower priced imports and the decision to eliminate the full fashion panty line.

         Sales of Health Products increased $498,000 or 6.5% due to growth in all major product lines partially offset by slower than anticipated acceptance of the Company's redesigned PulStar system.

         The decline in Byford sales reflects the Company's decision in the third quarter of 1997 to no longer distribute the line of men's socks and sweaters due to poor profitability.

         Gross margins increased in 1998 to 30.0% of net sales (20.7% in 1997) as the result of increased volume, higher margins on new seamless styles and cost controls.

         Interest expense decreased as a result of lower long-term debt and less borrowing under the line of credit agreement.


Nine Months Ended September 27, 1998 and September 28, 1997

         During the nine months of 1998 the Company also reached record levels of revenues and earnings. 1998 earnings of $2,625,000 compared to a loss of $279,000 in 1997. The year-to-date earnings per share of $1.53 ($1.48 fully diluted) was a record for the Company and compared to a loss of $.15 per share in the prior year. Revenues for 1998 year-to-date increased 21.5% reaching a record level of $54,914,000 as compared to $45,203,000 for the prior year.

         Net sales by division for the nine months of 1998 compared to 1997 are set forth in the following table ($000's):

                                           Nine Month      Period Ended
                                            Sept. 27,         Sept. 28,        Increase/       % Increase/
                                                 1998              1997       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------

Health Products                               $24,531           $23,451           $1,080              4.6%
Consumer Products                              30,285            18,135           12,150             67.0%
Byford                                             98             3,617         ($3,519)           (97.3%)
                                                   --             -----         --------
         Total                                $54,914           $45,203           $9,711             21.5%

         Sales of Consumer Products increased $12,150,000 during 1998, or 67.0%, over 1997. This increase results primarily from continuing acceptance of the Company's seamless intimate apparel as consumers continued to respond positively to the unsurpassed fit, comfort and style of seamless intimates. Sales in the Consumer Products Division in 1997 were down due to the loss of circular knit panty business to lower priced imports and the decision to eliminate the full fashion panty line.

         Sales of Health  Products  increased  $1,080,000  or 4.6% due to strong
sales  of  treads  and  cuffs  partially   offset  by  shortfalls  in  sales  of
stockinette, dressings and the PulStar system.

         The decline in Byford sales reflects the Company's decision in the third quarter of 1997 to no longer distribute the line of men's socks and sweaters due to poor profitability.

         Gross margins increased in 1998 to 26.7% of net sales (21.4% in 1997) as the result of increased volume, higher margins on new seamless styles and cost controls.

         Selling, general and administrative expenses declined (as a percentage of net sales) from 20.4% in 1997 to 17.6% in 1998, primarily reflecting the impact of increased volumes. Also, included in 1997 expenses was a one-time charge of approximately $401,000 to record the severance arrangement with the Company's former President and CEO.

         Interest expense decreased as a result of lower long-term debt and less borrowing under the line of credit agreement during the period.

         Other expense in 1997 included one-time charges to write-off the full fashion equipment ($143,000) and to write down the carrying value of the idle Alba plant that is being held for sale ($48,000). Other income in 1997 included several minor non-recurring gains, including a gain from the sale of certain of the Company's yarn covering equipment, reflective of a decision to purchase covered yarn from outside vendors at a lower cost.



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

THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 DESCRIPTION OF BUSINESS; AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 1O-K FOR THE YEAR ENDED DECEMBER 31, 1997, OR IN INFORMATION INCORPORATED THERIN BY REFERENCE, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 1O-K OR TO REFLECT THE OCCURRENCE OF OTHER ANTICIPATED EVENTS.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on FORM 8-K

 a.   Exhibits
         27.   Financial Data Schedule (filed in electronic format only)

 b.   Form 8-K
                 None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              ALBA-WALDENSIAN, INC.


Date: October 27, 1998               /s/ Glenn J. Kennedy
                                     --------------------
                                     Vice President and Treasurer
                                     (Chief Financial Officer and
                                      Principal Accounting Officer)