Form 10-Q/A
period 1998-09-27
ALBA WALDENSIAN INC
filed 1999-01-14
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q/A
                                AMENDMENT NO. 1

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

YEAR 2000 COMPLIANCE

     We have addressed the Year 2000 Compliance issues in three parts; our products, our internal systems and third-parties.

     Our  Products    Year  2000  Compliance  is not an  issue  for  any of our
products. None of our products, women's hosiery, women's intimate apparel or health products, contain date-sensitive-electronic components or date-sensitive software.

     Our Internal Systems We are confident that all major systems within Alba will be Year 2000 compliant before the turn of the century. For operational reasons, in late 1996 we decided to install a new integrated manufacturing and financial reporting management information system. This new system involved acquiring new system hardware, new PC-based local and wide-area networks and the standardization of PC software. All of these hardware and software systems are Year 2000 Compliant. The new system hardware, the new PC-based local area network and the new financial reporting system are now operational. The new manufacturing system and the wide-area network should be operational in the second quarter of 1999. Additionally, we have substantially completed our review of all other date-sensitive systems throughout Alba with no material non-compliance problems noted. This review also included non-information technology systems and equipment such as the electronic components of our knitting and other manufacturing equipment.

     Third Parties Like most all other companies, we are dependent upon our material vendors, suppliers and customers to ensure that we remain a going concern. We are unable to control the actions of others with respect to their Year 2000 Compliance. However, our material suppliers, service providers and customers are mostly all very large companies within their own industries and have much at stake in ensuring their own compliance. We are questioning these third parties as to their compliance plans and to-date have not been advised of any major non-compliance problems. We expect to have this process completed by mid-1999 and will then develop contingency plans in indicated problem areas, as feasible. The risks to Alba in this area are obviously significant; for example, we could not operate without a continuous source of electricity to our manufacturing plants and there are no realistic contingency alternatives available. Similarly, there is very little that we can do to continue sales to customers who themselves are unable to operate due to their own failure to ensure Year 2000 Compliance.

     We have not incurred and do not anticipate that we will incur material costs associated with the Year 2000 Compliance issue. Our operational decision in 1996 to replace our manufacturing and financial reporting systems had the side benefit of eliminating most Year 2000 Compliance issues for us.


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