Form 10-K
period 1998-12-31
ALBA WALDENSIAN INC
filed 1999-03-30
CIK 3292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                          ----------------------------

                                    FORM 10-K

                      {x} ANNUAL REPORT PURSUANT TO SECTION
                          13 or 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                         fiscal year ended December 31,
                                      1998

     { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For  transition  period  from..................... to ......................

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

        Registrant's telephone number, including area code: 828-879-6500

                    Securities registered pursuant to Section
                               12 (b) of the Act:

             COMMON STOCK ($2.50 PAR VALUE) AMERICAN STOCK EXCHANGE (Title of class) (Name of exchange on which registered)

   Securities registered pursuant to Section to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss..229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     State the aggregate market value of the voting stock held by the non-affiliates of the registrant: Approximately $46,970,000 as of March 24, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,348,480 shares of Common Stock ($2.50 par value) as of March 24, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the 1999 Annual Meeting of
        Stockholders are incorporated by reference into Parts I and III.

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

THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 DESCRIPTION OF BUSINESS; AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 1O-K FOR THE YEAR ENDED DECEMBER 31, 1998, OR IN INFORMATION INCORPORATED THERIN BY REFERENCE, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 1O-K OR TO REFLECT THE OCCURRENCE OF OTHER ANTICIPATED EVENTS.



                                     PART I
Item 1.    Business.
General Development of Business

     Alba-Waldensian, Inc., (the "Company") manufactures a variety of knitted apparel and health care products at two plants in Valdese, North Carolina and one plant in Rockwood, Tennessee and markets the products through two divisions, the Consumer Products Division and the Health Products Division.

         During 1997, the Company determined that it was able to obtain certain covered yarn from outside suppliers at a quality level and cost such that producing such yarn was no longer justified. Accordingly, the Company was able to close its yarn covering facilities and sell most of its yarn covering machinery. The Company intends to either lease and/or utilize the idled production facilities (the Alba plant) for material storage.

     In order to focus its efforts on seamless intimate apparel, the Company in 1997 discontinued the production of the "old technology" full fashion product line and severely curtailed production of the circular knit panty.

         Since its acquisition in 1992, the Byford menswear distribution business had been unable to generate the volumes necessary to justify the Company's investment of capital and management time. Accordingly, in 1997 the Company discontinued the Byford business and began disposing of all remaining Byford inventories.

     In order to maintain its competitive position, in 1997 the Company established an outsourcing program in Mexico. During 1998, Alba solidified its Mexican outsourcing program and achieved the targeted levels of Mexican produced goods. For 1999, the Company plans to further expand its outsourcing program for hosiery.

     The Company experienced outstanding growth in demand for its seamless intimates and bodywear products during 1998. To meet such demand, the Company expanded its seamless knitting capacity by 66% during 1998 and has plans to further increase capacity by over another 50% in 1999. Upgrades to dying, sewing and finishing capabilities coupled with a major expansion of Research and Development efforts round out the Company's response to meeting the growing demand for its seamless products.

Financial Information About Industry Segments

         See Note 10 of Notes to Consolidated  Financial Statements contained in
Item 8 of this Report for financial information about the Company's two industry segments.

Principal Products

         The principal products of the Company's two Divisions are described below.

Consumer Products Division

         Products manufactured and sold by this Division include women's apparel and women's hosiery products. Women's apparel includes both intimate apparel (brassieres, briefs and bodywear, as well as specially designed briefs for maternity wear) and combination internally/externally worn products (bodysuits, bandeaus, tube tops, and dresses). Women's hosiery products include sheer stockings, pantyhose, tights and trouser socks, primarily for large-size women and the maternity market.

     The Company has developed a process that makes it possible to knit bras, briefs, tank tops, bodysuits and many other products on seamless knitting equipment. This design technology, which is patented for the knit bra and various knit-in features for all seamless products, has allowed the Company to significantly broaden its product offerings. The seamless knit bra was introduced in 1994 and the tank tops and bodysuits were introduced in 1995. During 1998, the Company introduced several new products utilizing the seamless technology, including bandeaus, tube tops, dresses and activewear.

         The Company uses state of the art computer-controlled circular-knitting technology. Such equipment produces apparel that management believes is better fitting and therefore more comfortable than traditional cut and sew products.

 Health Products Division

         Products manufactured and sold by this Division are designed to assist in healthcare. They include anti-embolism stockings and compression therapy systems, an intermittent pneumatic compression device, both of which are designed to improve circulation and reduce the incidence of deep vein thrombosis; sterile wound dressings such as pre-saturated gauze, petrolatum and xeroform gauze, non-adhering dressings and gauze strips and XX-Span(R) dressing retainers, an extensible net tubing designed to hold dressings in place without the use of adhesive tape. All dressing products are used in wound care therapy.

     In addition, this Division manufactures a knitted stockinette in a variety of sizes, which is used under fracture casts or is sterile packaged for use as a supplemental drape in surgical procedures, as well as heel and elbow pads which are XX-Span(R) sleeves with an inner soft foam pad used to reduce pressure and the incidence of decubitus ulcers.

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

Methods of Distribution

     The Company's products are sold throughout the United States through salaried and commissioned salesmen as well as by in-house marketing personnel. The Consumer Products Division markets its products directly to major retail organizations, which sell them under their own labels and to several companies that market nationally advertised brands. The Company also distributes branded Consumer Products to the independent retail trade through telemarketing. Products of the Health Products Division for use in hospitals are marketed to major distributors by the Company's sales representatives. These products are sold both under private label and under the Company's own Life Span(R) Label. Sales offices are located in Valdese, North Carolina and in New York City. Total expenses for marketing and selling of all products from the Company's continuing operations were 7.1% of sales in 1998 and 8.2% of sales in 1997. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained in Item 7 of this Report.)

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

     The Company has an ongoing program for the outsourcing of production to augment certain of its internal production capacities. Domestically, the Company obtains manual sewing from outside contractors. In 1997, the Company established a Mexican source for the production and finishing of women's sheer hosiery, with the first imports being received in late December. The Company solidified this program in 1998 and attained targeted levels of Mexican produced goods. For 1999, the Company plans to further expand its outsourcing program for hosiery.

         Due to unprecedented demand for its seamless intimate apparel, the Company increased its capital expenditures in 1998 to $6,365,000. Significant portions of these expenditures were for the acquisition of seamless knitting machines. The Company expects capital expenditures for 1999 to be approximately $10,500,000. The capital expenditures in 1999 will be for purchasing new and used equipment (including seamless knitting machines), upgrading remaining older equipment and computer systems, automating, renovating and improving plant facilities. The Company anticipates that it will be able to obtain adequate financing to allow for any such increased capital expenditures.

Financial Information About Classes of Similar Products

         The table below presents information as to the sales volumes of the Company's product classes for each of the last three years:

  Years
  Ended              Women's            Women's              Men's                                    Health
December 31,         Hosiery            Apparel               Wear                  Other           Products
   1996                13.8%              28.6%               8.0%                     0%              49.6%
   1997                15.0%              27.3%               6.8%                     0%              50.9%
   1998                11.2%              44.2%               0.2%                   1.1%              43.3%

Note: Amounts represent percentages of annual net sales.

     Women's apparel consists of regular size bras, briefs and bodywear as well as maternity and plus size briefs.

     Women's hosiery products consist of maternity and plus-size panty hose, as well as trouser socks and tights.

     Health products consist of stockinettes, treads, arm sleeves, anti-embolism stockings, pulStar(R), sterile wound dressings, heel pads, elbow pads, oversize socks, baby caps, and knitted cuffs.

New Products

     The Company maintains an active research and development department that continually evaluates new products and processes. During 1998 the Company introduced several new product lines such as bandeaus, tube tops and dresses which represented new applications of the Company's seamless knitting technology. Management also evaluates new products, business opportunities, and acquisitions on an on-going basis and could encounter an opportunity that would require substantial investment in the future.

Sources and Availability of Raw Materials

         The principal raw materials used by the Company in its manufacturing processes include various types of yarn, chemicals for dyeing and finishing and for impregnating medical products, plus packaging materials for all products. The Company acquires these materials from a number of sources and is not dependent on any one source for a significant amount of its raw materials. The Company anticipates no material change in either the availability or the cost of its raw materials.


Patents and Trademarks

         The only material patents held by the Company are (1) for a device used to warm wet dressings, which expires in 2002; (2) for a process covering the manufacture of dressings, which expires in 2002, and (3) a variety of patents for processes which make it possible to knit bras and various functional features in bras and panties on seamless knitting equipment, which expire in 2014. Also, the Company acquired a co-exclusive License Agreement for a patented process which makes it possible to knit briefs. The agreement is for the life of the patent, which expires in 2012. The material trademarks held by the Company are: Alba(R), All Day Long(R), ComfortKnit(R), SomeBody(R), While You Wait(R), Comfort Zone(R), Seamless Comfort(R), Lady Alba(R), Occasionals(R), Ultimates(R), XX-Span(R), Speed-Roll(R), Life Span(R), Coplex(R), PAS(R), Baby Bogan(R), Balfour(R), Care-Steps(R), Case Sox(R), Body Makeup(R), Fashion Tread(R), Figure Perfect(R), Castmate(R) and pulStar(R). The Company holds numerous other patents and trademarks that, because of obsolescence or other reasons, are not material to the Company's current operations.

Seasonality

     In prior years, sales tended to be fairly even throughout the year. However, in 1998 with the introduction of new fashionable and holiday-focused products, the Company may for the first time be experiencing seasonality in its sales. The magnitude of such seasonal demand can only be measured as the Company gains more sales history with its new fashion product lines and experiences a full cycle of seasons: Spring, Back-to-School and Holiday. For an unaudited summary of financial information on a quarterly basis, see Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Working Capital

         Differences resulting from seasonal fluctuations have not materially affected the Company's working capital requirements and the Company has an adequate revolving credit line to cover any short-term cash requirements. The Company sells merchandise on consignment only on a limited basis. Although returns are permitted when the quality of merchandise sold is below acceptable standards or when an error in completing an order occurs, the number and amounts of returns did not have a material effect on working capital of the Company during fiscal 1998 or 1997. Due to the various approaches to manufacturing and distribution used by the industry, the Company is not aware of any industry-wide norms relating to sale and delivery requirements.

Significant Customers

         See Note 10 of Notes to Consolidated  Financial Statements contained in
Item 8 of this report for information on significant customers.

     The loss of either of the two customers mentioned in such note would have a material adverse effect on the business of the Company.

Open Orders

         The Company's open orders at December 31, 1998 and 1997 were $9,413,000 and $3,825,000 respectively. Open orders at any point in time may not necessarily be indicative of orders for the remainder of the year.

Competition

         The Company encounters substantial competition in the sale of its products from numerous competitors, a few of which are known to have larger sales and capital resources than the Company. Management is unable to estimate the number of the Company's competitors or its relative position among them. Management believes that the principal methods of competition in the markets in which the Company competes include price, delivery, performance, service and the ability to bring to the market innovative products. Management believes that the Company is competitive with respect to these factors but is unable to identify specific positive and negative aspects of the Company's business pertaining to such factors. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.)

Research and Development

     In 1998, the Company spent approximatel $946,000 on Company-sponsored research and development projects through the Company's Research and Development Department. This compares to $513,000 in 1997 and $474,000 in 1996.

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

Employees

         The Company had 752 employees as of December 31, 1998. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.  Properties.

     The Company's principal physical properties are listed below:

                                                 Approximate
                                                 Square
Name              Location                       Footage                        Use

Alba              Valdese, NC                    157,000                        Warehouse (Consumer
                                                                                Products)

John Louis        Valdese, NC                    178,300                        Finishing (Consumer
                                                                                Products)

Pineburr          Valdese, NC                     81,000                        Knitting  (Consumer
                                                                                Products)

Rockwood          Rockwood, TN                   245,940                        Knitting, Yarn
                                                                                Processing  &
                                                                                Finishing (Health
                                                                                Products)

Offices           Valdese, NC                     52,000                        Corporate
                                                                                headquarters


Offices           New York City                    3,200 Leased                 Sales Offices and
                                                         $86,400                Showroom
                                                         Annually
                                                         Expires April 2000


         All plants are of brick and steel construction, and most areas have been air-conditioned. All have been maintained in working condition. The Company leases its New York City office. The rest of the Company's physical properties are held in fee simple, subject to encumbrances that are described in Note 5 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Item 3.  Legal Proceedings.

Litigation

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries or which any of its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

     The Company's $2.50 par value Common Stock is registered and traded on the American Stock Exchange under the symbol "AWS".

                                        Sales Price of Common Shares
                                  1998                                 1997
                            High        Low                   High       Low
First Quarter               3.42       3.00                   4.17      3.33
Second Quarter              7.08       3.42                   3.50      3.25
Third Quarter               9.17       6.17                   3.50      3.21
Fourth Quarter             28.88       7.33                   3.83      3.08

All per share prices have been restated to reflect the 3 for 2 stock split paid on November 16, 1998.

     Primarily as a result of the Company's record profits, the Board of Directors declared a dividend of $0.05 per share (adjusted for the 3 for 2 stock split on November 16, 1998) payable on August 24, 1998, to shareholders of record on August 14, 1998. This was the first dividend the Company has paid since 1984. On February 1, 1999, the Board of Directors declared an increased dividend of $0.075 per share of common stock payable on February 22 1999, to shareholders of record on February 12, 1999.

     See Note 5 to the consolidated financial statements concerning restrictions on the payment of dividends.

     As of January 29, 1999, there were 152 registered  holders of the Company's
Common  Stock.   The  Company  believes  that  there  are  over  400  additional shareholders who maintain their positions in the name of beneficial owners.

Item 6.  Selected Financial Data.

                                                                         $000's Except for Per Share Amounts
                                                          1998         1997         1996         1995          1994
Income Statement Data:
Net sales                                              $75,242      $59,912      $65,815      $63,718       $56,507
Gross margin                                            22,155       12,222       15,191       12,042        14,254
Income (loss) before income taxes                        8,265        (591)          504      (2,470)         3,150
Provision (benefit) for income taxes                     3,282        (214)          184        (814)         1,204
Net income (loss)                                        4,983        (377)          320      (1,656)         1,946
EBITDA**                                                11,509        2,850        4,142        1,081         5,161
Depreciation                                             1,726        1,768        1,700        1,789         1,693
Cash dividends                                             118           --           --           --            --

Per Share Data:
Income (loss) per common share (*):
  Net income (loss) per common share - basic             $1.98       $(.13)         $.11       $(.59)          $.70
  Net income (loss) per common share - diluted            1.90        (.13)          .11        (.59)           .70

Cash dividends (*)                                         .05           --           --           --            --
Stockholders' equity per basic common share (*)          12.56         9.79         9.92         9.82         10.49
Stock Price (*)
  High                                                    28.9          4.2          5.5          7.4           8.1
  Low                                                      3.0          3.1          3.6          5.0           6.5
  Close                                                   25.4          3.1          3.9          5.1           7.4
Weighted average number of share of common stock
 outstanding (in thousands of shares) (*)                2,518        2,801        2,801        2,798         2,774

Balance Sheet Data:
Working capital                                        $14,888      $15,372      $17,488      $17,960       $19,866
Property and equipment, net                             17,882       13,254       13,538       13,775        11,605
Capital spending                                         6,365        1,869        1,525        1,610         1,919
Total assets                                            46,779       43,619       45,271       49,250        37,730
Long-term debt and capital lease obligations             8,383        7,452        9,913       12,263         1,058
Stockholders' equity                                    29,649       27,411       27,788       27,469        29,093

Ratios & Other Data:
Net sales growth (decline)                               25.6%       (9.1%)         3.3%        12.8%         11.1%
% of Net Sales:
  Gross margin                                            29.4         20.4         23.1         18.9          25.2
  Operating income (loss)                                 12.2          0.7          2.7        (1.7)           5.7
  Income taxes (benefit)                                   4.4        (0.4)          0.3        (1.3)           2.1
  Net income (loss)                                        6.6        (0.6)          0.5        (2.6)           3.4
  EBITDA**                                                15.3          4.8          6.3          1.7           9.1
Debt to equity                                            31.1         35.8         44.1         57.8           9.4
Return on average assets                                  11.0        (0.8)          0.7        (3.8)           5.3
Return on average shareholders' equity                    17.5        (1.4)          1.2        (5.9)           6.9
Sales per employee                                        $101          $80          $80          $71           $67
Open Orders                                             $9,413       $3,825       $2,868       $3,651        $2,174

* Restated to reflect the 3 for 2 stock split on November 16, 1998.
** EBITDA represents net income before provision for interest, income taxes, depreciation and amortization. It is not a measure of cash flow from operating activities.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report for a discussion of certain factors that affect the comparability of the information reflected above.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following analysis of the financial condition and results of operations should be read in conjunction with the financial statements and notes and other information contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Alba is a leading worldwide producer of seamless apparel for private label and contract brand markets. The Consumer Products Division also produces women's hosiery, primarily for the queen size and maternity markets. Our Health Products Division manufactures medical specialty products and markets them throughout the Americas and Europe. The Company employs approximately 752 people in Valdese, North Carolina and Rockwood, Tennessee.

         In our Consumer Products Division, we made the strategic decision to focus our intimate apparel production on the new seamless knitting technology, which we helped pioneer in the early 1990's. To that end, we discontinued all full fashion and circular knit production in 1997. During 1998, the marketplace validated our decision through explosive growth in demand for our seamless products.

         To meet this demand we aggressively expanded our seamless knitting capacity by approximately 66% in 1998 and have additional machines on order through the first half of 1999 to further increase capacity to 263% of its beginning 1998 levels.

         Our research and development group has led the marketplace to new and innovative applications of our seamless technology to new product lines such as bodysuits, tubes, bandeaus and dresses. New product line introductions during 1998 accounted for $14.4 million or 43 % of women's apparel sales.

RESULTS OF OPERATIONS

The following table details the items in the Consolidated Statements of Operations as a percentage of sales for 1998, 1997 and 1996.

                               Percentage of Sales
                             Year ended December 31,
                                        1998              1997              1996
Net Sales                             100.0%            100.0%            100.0%
Cost of Sales                           70.6              79.6              76.9
Gross Margin                            29.4              20.4              23.1
Selling, General
 and Administrative                     17.2              19.7              20.4
Operating Income/(Loss)                 12.2               0.7               2.7
Other Income (Expense), Net            (1.2)             (1.7)             (1.9)
Income (Loss) Before
 Income Taxes                           11.0             (1.0)               0.8
Provision (Benefit) for
 IncomeTaxes                             4.4             (0.4)               0.3
Net Income (Loss)                        6.6             (0.6)               0.5


DISCUSSION OF 1998 COMPARED TO 1997

     During 1998, we reached record levels of revenues and earnings. Earnings of $4,983,000 compared to a loss of $377,000 in 1997. Basic earnings per share of $1.98 ($1.90 diluted) was a record for us and compared to a loss of $0.13 per share in 1997. Revenues for 1998 increased 25.6%, reaching a record level of $75,242,000.

     Net Sales for 1998 as compared to 1997 are set forth in the following table:

                             Dec. 31          Dec. 31         Increase/      % Increase/
                                1998             1997        (Decrease)       (Decrease)
($000's)

Health Products              $32,548          $30,527            $2,021             6.6%
                             -----------------------------------------------------------
Consumer Products:
 Women's apparel              33,284           16,356            16,928           103.5%
 Women's hosiery               8,400            8,945             (545)           (6.1%)
 Byford                          118            4,084           (3,966)          (97.1%)
 Other                           892               --               892               --
                                 -------------------------------------------------------
 Total Consumer               42,694           29,385            13,309            45.3%
                              ----------------------------------------------------------
Total                        $75,242          $59,912           $15,330            25.6%
                             ===========================================================

         Sales  of  Health  Products  increased  $2,021,000  or 6.6%  over  1997 highlighted by our market leading treads and surgical gown cuffs, partially offset by slightly lower sales of sterile dressings. Market acceptance of our newly redesigned pulStar(R) system has been slower than anticipated during 1998 and will be a major focus of our marketing efforts in 1999.

         Sales of women's apparel (primarily all seamless) more than doubled in 1998, increasing by $16,928,000 to reach a record level of $33,284,000. Innovative research and development efforts enabled the Company to introduce six new seamless product lines during the year. Escalating consumer demand for the superior fit, comfort and style of seamless garments translated into strong demand for all categories of our seamless women's apparel. This outstanding performance validated our strategic decision in early 1997 to focus future production of women's apparel on our pioneering seamless knitting technology.

         Several of the new product lines introduced in 1998 represented apparel such as bodysuits, bandeaus, tube tops and dresses (combination innerwear/outerwear). In prior years, women's intimates (primarily bras and panties) composed the majority of our women's apparel line. The marketing of this new combination of internal/external apparel through major specialty retail stores has introduced both new market opportunities and new product quality requirements as well as having introduced for the first time the potential for significant seasonality in the Company's business. The impact of this seasonality cannot be measured until we have been through at least one complete seasonal cycle. Sales of women's apparel to one retail customer represented $18,325,000, or 55%, of women's apparel sales in 1998.

         Worldwide demand for women's sheer hosiery has been on the decline for several years. This trend has accelerated as informal dress codes have become accepted in most workplaces. Our women's hosiery volume dropped $545,000, or 6.1%, in 1998. The Company is continuing to explore new product categories within women's hosiery markets, such as trouser socks and compression hosiery, to offset this continuing decline in traditional sheer hosiery.

         The decline in Byford sales reflects our decision in the third quarter of 1997 to no longer distribute the licensed line of men's socks and sweaters due to poor profitability.

         Gross profits increased in 1998 to 29.4% of net sales, as compared to 20.4% in 1997. Health Products' gross margin percentage increased 6% in 1998 with all major products reporting improved profitability. This increase is significant in the face of prior year declines in margins due to cost reduction pressures within the healthcare industry and the loss of dressing business to competition.

         Consumer Products Division's gross margin percentage doubled in 1998, reflecting an increase in women's apparel margins due to the large increase in production volume and the introduction of higher margin specialty and fashionable product categories. This increase in margins was partially offset by a 0.8 point decline in hosiery margins resulting primarily from declining volume. The decline in hosiery margins was minimized during 1998 as we began to shift production of certain hosiery styles to Mexican subcontractors in order to maintain our competitive position against many other hosiery manufacturers who began offshore production much earlier than Alba. The discontinuation of the Byford business resulted in the disposition of inventories at substantially less than normal margins in 1997.

     Selling, General and Administrative Expenses decreased as a percentage of sales to 17.2% from 19.7% in 1997. Higher sales volumes along with strong spending controls resulted in the lower expense percentage.

         Interest expense was $865,000 in 1998 as compared to $1,020,000 in 1997 primarily as the result of lower borrowing levels throughout most of 1998. Additionally, the refinancing of the Company's long-term debt in May 1998 yielded a lower borrowing rate than in 1997.

DISCUSSION OF 1997 COMPARED TO 1996

         Net Sales by Division for 1997 as compared to 1996 are set forth in the following table:


                             Dec. 31          Dec. 31         Increase/      % Increase/
                                1997             1996        (Decrease)       (Decrease)
($000's)

Health Products              $30,527          $32,640          $(2,113)           (6.5%)
Consumer Products:
 Women's apparel              16,356           18,824           (2,468)          (13.1%)
 Women's hosiery               8,945            9,045             (100)           (1.1%)
 Byford                        4,084            5,291           (1,207)          (22.8%)
 Other                            --               15              (15)           (100%)
                                --------------------------------------------------------
 Total Consumer              $29,385          $33,175          $(3,790)          (11.4%)
                             -----------------------------------------------------------
Consolidated                 $59,912          $65,815          $(5,903)           (9.0%)
                            ============================================================

     Net sales, as shown in the table above, decreased by $5,903,000 or 9.0%in 1997. Health Products business was down primarily due to problems encountered with its P.A.S.(R) anti-embolism compression system. The Company was able to redesign the product and re-introduce its new pulStar(R) wrap system in late 1997. Consolidation of product lines by a major distributor resulted in the loss of significant dressing sales in the second half of 1997. These declines were partially offset by increased sales of tread footwear, gown cuffs and specialty products. The decline in Consumer Products sales of women's apparel was due to the decision in early 1997 to discontinue the "old technology" full fashion panty production and the loss of circular knit business to lower priced imports. The full fashion loss was offset in part by converting customers to the new seamless panty line. Women's hosiery volume remained relatively flat compared to 1996. Due to marginal profitability, the Company decided in 1997 to no longer be a distributor for the Byford product line.

     Gross profits decreased in 1997 to 20.4% of net sales, as compared to 23.1% in 1996. Health Products' margins declined 4.4% in 1997 due to problems with its high margin P.A.S.(R) anti-embolism stocking system, cost reduction pressures within the healthcare industry and the loss of dressing business to competition. Consumer Products' margins increased by 1.8% in 1997 reflecting a 4.3-point increase in intimate apparel margins due to a shift to higher margin seamless products from the "old technology" full fashion and circular knit lines. This increase in margins was partially offset by a 3-point decline in hosiery margins resulting from quality problems and startup expenses related to the installation of new knitting equipment in late 1996. The discontinuation of the Byford business in 1997 resulted in the disposition of inventories at substantially less than normal margins.

         Selling, General and Administrative Expenses decreased as a percentage of sales to 19.7% from 20.4% in 1996. Strong spending controls resulted in the lower expense percentage in the face of the decline in net sales and in spite of the one-time costs of approximately $400,000 in connection with the severance arrangement with the Company's former President and CEO.

     Interest expense was $1,020,000 in 1997 as compared to $1,286,000 in 1996. Average borrowings under the Short-Term Revolver were $71,000 with an average interest rate of 8.65% compared to average borrowings of $1,066,000 with an average interest rate of 7.40% in 1996. Additionally, the Company's long-term debt continued to decline in 1997, reflecting normal quarterly principal reductions as well as a special one-time principal reduction of $111,000 in connection with the sale a substantial portion of the Byford inventories.


LIQUIDITY AND CAPITAL RESOURCES

     In May 1998, we secured a new three-year $21,000,000 financing facility with a major bank (see Note 5 of Notes to Consolidated Financial Statements). The new financing facility provides a revolving loan of up to $15,000,000, depending upon levels of accounts receivable and inventories, a term loan of $3,000,000 and a future capital expenditure line of $3,000,000. In addition, the facility permits the Company to secure other outside financing of capital expenditures of up to $4,500,000 over the three-year term of the facility. On August 7, 1998, the Company secured a $1,500,000 financing lease facility with a major financial institution covering the acquisition of qualified machinery during the remainder of 1998.

     Working capital continues to be adequate to support the Company's operations. On December 31, 1998, the Company had current working capital of $14,888,000 with a current ratio of 3.23 to 1. This is comparable to $15,372,000 or 3.19 to 1 at December 31, 1997. Although our working capital decreased slightly ($484,000) since December 31, 1997, our liquidity has actually improved during 1998. Under the terms of our new financing facility, all of our excess cash is used daily to reduce the outstanding balance on our revolving credit line. This results in increasing the amount available to borrow under the revolver while at the same time providing for the maximum short-term investment return on the Company's available cash balances. However, this results in our not reporting normal levels of cash (current asset) which have been utilized to temporarily reduce our revolving credit line (long-term liability). Our cash balances at the end of 1997 totaled $2,416,000, as compared to $15,000 at the end of the current year. However, availability under our revolving credit line totaled $6,332,000 at December 31, 1998.

         Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. During 1998, these needs were adequately met through the new $21 million financing facility and $1,500,000 of other lease financing. Capital expenditures for 1998 totaled $6,365,000, reflecting expansion of our seamless knitting capacity by approximately 70% during the year. This level of capital expenditures compares to $1,869,000 for the 1997 year.

         We intend to continue to aggressively expand our seamless knitting capacity in 1999. In addition to the 66% capacity increase in 1998, we have enough machines on order with scheduled delivery dates in 1999 to further increase seamless knitting capacity to 263% of its beginning 1998 levels. Capital expenditures in 1999 may approximate $10,500,000. This level of investment in the future of our Company may require that additional sources of funding be obtained beyond that provided in our current financing facility. The Company believes that it will be successful in securing the necessary funds to allow us to capitalize on the expanding demand for seamless apparel.

         Cash provided by operating activities was $7,263,000 in 1998 as compared to $6,092,000 in 1997, and $5,082,000 in 1996. The increase in cash provided in 1998 was primarily due to increased business volume partially offset by higher working capital required to support the higher operating levels. The 1997 cash provided from operations was higher than 1996 mainly as the result of decreases in working capital commensurate with the lower business volume in 1997 as compared to 1996.

         Net cash used in investing activities was $4,793,000 in 1998 compared to $1,509,000 in 1997 and $1,168,000 in 1996. The cash used in each of these three years was primarily for capital expenditures to expand capacities, and to replace and update plant and equipment. During 1998, Alba increased its seamless knitting capacity by 66%. Net cash used by financing activities was $4,871,000 in 1998 as compared to $2,461,000 in 1997 and $3,676,000 in 1996. Financing
activities in 1998 included the refinancing of our long-term bank debt with a new $21 million financing. The purchase on May 15, 1998 of 295,000 shares of the Company's common stock for approximately $2,328,000 reduced the company's net worth. However, the acquisition price per share of $7.50 (plus transaction costs) was significantly less than the Company's book value per share ($15.08 at March 29, 1998) and accordingly the net book value of the remaining outstanding shares was increased.

         On August 4, 1998, the Company declared a semi-annual cash dividend of $.075 per share ($.05 per post-split share) totaling $118,000 on its common stock payable on August 24, 1998, to shareholders of record on August 14, 1998. Under the Company's loan agreement with a bank, dividends and repurchases of Company stock may not exceed $3,500,000 during the three-year term of the loan. At December 31, 1998, dividends and stock repurchases totaled $2,897,000.

         On August 12, 1998, the Company's Board of Directors authorized the Corporation to acquire up to 40,000 shares (60,000 post-split shares) of the outstanding Common Stock of the Corporation for an aggregate purchase price not to exceed $550,000. During 1998, the Company purchased a total of 29,200 shares (43,800 post-split shares) at an aggregate cost of $416,644.

     Net cash used in 1997 and 1996 was primarily for principal payments on long-term debt and payments to reduce the borrowings under the line of credit.


YEAR 2000 COMPLIANCE

         We have addressed the Year 2000 compliance issues in three parts; our products, our internal systems and third-parties.

         Our Products - Year 2000 compliance is not an issue for any of our products. None of our products, women's hosiery, women's intimate apparel or health products contains date-sensitive-electronic components or date-sensitive software.

         Our Internal Systems - We are confident that all major systems within Alba will be Year 2000 compliant before the turn of the century. For operational reasons, in late 1996 we decided to install a new integrated manufacturing and financial reporting management information system. This new system involved acquiring new system hardware, new PC-based local and wide-area networks and the standardization of PC software. All of these hardware and software systems are Year 2000 compliant. The new system hardware, the new PC-based local area network and the new financial reporting system are now operational. The new manufacturing system and the wide-area network should be operational in the second quarter of 1999. Additionally, we have substantially completed our review of all other date-sensitive systems throughout Alba with no material non-compliance problems noted. This review also included non-information technology systems and equipment such as the electronic components of our knitting and other manufacturing equipment.

         Third Parties - Like most all other companies, we are dependent upon our material vendors, suppliers and customers to ensure that we remain a going concern. We are unable to control the actions of others with respect to their Year 2000 compliance. However, our material suppliers, service providers and customers are mostly all very large companies within their own industries and have much at stake in ensuring their own compliance. We are questioning these third parties as to their compliance plans and to date have not been advised of any major non-compliance problems. We expect to have this process completed by mid-1999 and will then develop contingency plans in indicated problem areas, as feasible. The risks to Alba in this area are obviously significant; for example, we could not operate without a continuous source of electricity to our manufacturing plants and there are no realistic contingency alternatives available. Similarly, there is very little that we can do to continue sales to customers who themselves are unable to operate due to their own failure to ensure Year 2000 compliance.

         We have not incurred and do not anticipate that we will incur material costs associated with the Year 2000 compliance issue. Our operational decision in 1996 to replace our manufacturing and financial reporting systems had the side benefit of eliminating most Year 2000 compliance issues for us.

EFFECTS OF INFLATION

         Management believes that inflation has not had a material effect on the Company's operations for the years ended December 31, 1998 and 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98 5, "Reporting on the Costs of Start-up Activities", which is effective for fiscal years beginning after December 15, 1998. The SOP requires that the costs of start-up activities be expensed as incurred. The Company is not currently engaged in any start-up activities and does not have any deferred start-up costs recorded on its balance sheet. Should the Company engage in any start-up activities at any time in the future, they will be recorded in accordance with generally accepted accounting principles in effect at such time.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is not presently a party to any derivative contracts and does not expect adoption of the new standard to affect its financial statements.

Item 8.  Financial Statements and Supplementary Data.

Table of Contents
         Description                                                                    Page

         Management's Responsibility for Financial Statements                           F-1

         Report of Independent Certified Public Accountants                             F-2

         Consolidated Balance Sheets as of December 31, 1998 and 1997                   F-3

         Consolidated Statements of Operations for the Years
          Ended December 31, 1998, 1997 and 1996                                        F-4

         Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1998, 1997 and 1996                                         F-4

         Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1998, 1997 and 1996                                        F-5

         Summary of Significant Accounting Policies                                     F-6

         Notes to Consolidated Financial Statements                                     F-8

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Alba-Waldensian, Inc. is responsible for the accuracy and consistency of all the information contained in the annual report, including all accompanying consolidated financial statements. The statements have been prepared to conform with generally accepted accounting principles and include amounts based on management's estimates and judgments.

Alba-Waldensian, Inc. maintains a system of internal accounting controls designed to provide reasonable assurance that financial records are accurate, Company assets are safeguarded, and financial statements present fairly the consolidated financial position of the Company.

The Audit Committee of the Board of Directors, composed solely of outside directors, reviews the scope of audits and the findings of the independent certified public accountants. The auditors meet regularly with the Audit Committee to discuss audit and financial issues.

BDO Seidman, LLP, the Company's independent certified public accountants, has audited the financial statements prepared by management. Their opinion on the financial statements is presented as follows.

LEE N. MORTENSON
President and Chief Executive

GLENN J. KENNEDY
Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Alba-Waldensian, Inc.
Valdese, North Carolina

We have audited the accompanying consolidated balance sheets of Alba-Waldensian, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alba-Waldensian, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP
Greensboro, North Carolina
February 2, 1999


CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
($000's, except share amounts)

                                                                                             1998              1997
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash                                                                                          $15            $2,416
Accounts receivable (net of allowance for uncollectible accounts
 of $260 in 1998 and 1997)                                                                  6,426             7,823
Inventories                                                                                13,622            11,309
Deferred income tax asset                                                                     906               707
Prepaid expenses and other                                                                    602               127
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       21,571            22,382
-------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                 17,882            13,254
-------------------------------------------------------------------------------------------------------------------
Other Assets:
Notes receivable                                                                               13                17
Trademarks and patents                                                                        427               492
Excess of cost over net assets acquired, net                                                6,886             7,474
-------------------------------------------------------------------------------------------------------------------
Total other assets                                                                          7,326             7,983
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $46,779           $43,619
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt                                                         $852            $2,350
Accounts payable                                                                            2,989             3,118
Accrued expenses                                                                            2,842             1,542
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   6,683             7,010

Long-Term Debt                                                                              8,383             7,452
Deferred Compensation                                                                         200                --
Deferred Income Tax Liability                                                               1,864             1,746
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          17,130            16,208
-------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Equity:
Common stock -- authorized 3,000,000 shares, $2.50 par value;
 issued: 2,829,834 and 1,886,580 shares in 1998 and 1997, respectively;
 outstanding: 2,361,231 and 1,867,403 shares in 1998 and 1997, respectively                 7,075             4,716
Additional paid-in capital                                                                  6,823             9,182
Retained earnings                                                                          18,436            13,650
-------------------------------------------------------------------------------------------------------------------
Total                                                                                      32,334            27,548
Less treasury stock -- at cost (468,603 and 19,177 shares in 1998
 and 1997, respectively)                                                                  (2,685)             (137)
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 29,649            27,411
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                $46,779           $43,619
-------------------------------------------------------------------------------------------------------------------

     See accompanying summary of significant accounting policies and notes to consolidated financial statements.



CONSOLIDATED  STATEMENTS OF OPERATIONS  Years Ended December 31, 1998,  1997 and
1996 ($000's, except share amounts)
                                                                                    1998         1997         1996
------------------------------------------------------------------------------------------------------------------
NET SALES                                                                        $75,242      $59,912      $65,815
COST OF SALES                                                                     53,087       47,690       50,624
------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                      22,155       12,222       15,191
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      12,966       11,809       13,392
------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                   9,189          413        1,799
------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest expense                                                                   (865)      (1,020)      (1,286)
Interest income                                                                       56           79           21
Loss on sale of property and equipment                                               (1)         (77)          (9)
Other                                                                              (114)           14         (21)
------------------------------------------------------------------------------------------------------------------
Total other income (expense), net                                                  (924)      (1,004)      (1,295)
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                                  8,265        (591)          504
PROVISION (BENEFIT) FOR INCOME TAXES                                               3,282        (214)          184
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                 $4,983       $(377)        $320
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                         $1.98       $(.13)         $.11
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                  $1.90              $(.13)          $.11
---------------------------------------------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY Years Ended December 31, 1998,
1997 and 1996 ($000's, except share amounts)

                                                                      Additional
                                                         Common          Paid-In     Retained           Treasury Stock
                                              Shares        Amount       Capital     Earnings       Shares       Amount      Total
BALANCE AT JANUARY 1, 1996                  1,886,580       $4,716        $9,182      $13,707     (19,177)       $(137)    $27,468
Net income                                         --           --            --          320           --           --        320
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                1,886,580        4,716         9,182       14,027     (19,177)        (137)     27,788
Net loss                                           --           --            --        (377)           --           --      (377)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                1,886,580        4,716         9,182       13,650     (19,177)        (137)     27,411
Net income                                         --           --            --        4,983           --           --      4,983
Cash dividends                                     --           --            --        (118)           --           --      (118)
Purchase of treasury stock                         --           --            --           --    (324,200)      (2,779)    (2,779)
Stock split                                   943,254        2,359        (2,359)          --    (157,138)           --         --
Exercise of stock options                          --           --            --         (79)       31,912          231        152
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                2,829,834       $7,075        $6,823      $18,436    (468,603)     $(2,685)    $29,649
----------------------------------------------------------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996
($000's)

                                                                                             1998         1997         1996
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                          $4,983       $(377)         $320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization                                                               2,379        2,421        2,352
Provision for bad debts                                                                        48          103          110
Loss on sale of property and equipment                                                          1           77            9
Increase (decrease) in deferred income taxes                                                 (81)         (86)          118
Provision for inventory obsolescence                                                        2,132        1,388          754
Changes in operating assets and liabilities providing (using) cash:
Accounts receivable                                                                         1,350        1,767        (408)
Refundable income taxes                                                                        --           --          437
Inventories                                                                               (4,445)        (354)        2,061
Prepaid expenses and other                                                                  (475)           65        (142)
Accounts payable                                                                            (129)        1,218        (873)
Accrued expenses and other liabilities                                                      1,300          102          442
Deferred compensation                                                                         200        (232)         (98)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   7,263        6,092        5,082
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from surrender of life insurance policies                                             --          ---          328
Capital expenditures                                                                      (4,797)      (1,869)      (1,525)
Proceeds from sale of property and equipment                                                    2          233            7
Proceeds from collections of notes receivable                                                   2          127           22
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (4,793)      (1,509)      (1,168)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit agreement, net                                4,328           --      (1,268)
Proceeds from issuance of long-term debt                                                    3,664           --           --
Principal payments on long-term debt and capital leases                                  (10,118)      (2,461)      (2,408)
Payment of dividends                                                                        (118)           --           --
Cash proceeds from exercise of stock options                                                  152           --           --
Repurchase of capital stock                                                               (2,779)           --           --
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                     (4,871)      (2,461)      (3,676)
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                           (2,401)        2,122          238
CASH, BEGINNING OF YEAR                                                                     2,416          294           56
---------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                                             $15       $2,416         $294
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
 Interest                                                                                    $764         $979       $1,281
 Income taxes, net of refunds received                                                     $2,903        $(54)           $1
Non-cash transactions:
 Equipment acquired under capital leases                                                   $1,568           --           --


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Years Ended December 31, 1998, 1997 and 1996

Operations -- Alba-Waldensian, Inc. (the Company) manufactures and sells an extensive line of knitted apparel products as well as a variety of specialty medical products for the health care industry. The Company's principal market for both apparel and medical products is the United States.

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which are inactive.

Estimates -- The financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes.
Actual results could differ from those estimates.

Cash  --  The  Company  considers  any  short-term   investments  with  original
maturities of three months or less to be cash equivalents and presents such investments as cash in the accompanying financial statements.

Inventories -- Inventories are stated at the lower of cost (first-in, first-out "FIFO" basis) or market. The Company writes down closeout and irregular inventory on an ongoing basis based on market conditions. Inventories reflect valuation allowances necessary to reduce inventories to their net realizable value. It is possible that these estimates could change in 1999.

Property, Equipment, Depreciation and Amortization -- Property and equipment are stated at cost. Betterments are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation of plant and equipment is provided over the estimated useful lives of the assets primarily on the straight-line method. Estimated useful lives range from seven to forty years for buildings and improvements and three to twenty years for furniture, fixtures, machinery and equipment. Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets.

Intangible Assets -- The costs of acquired or developed trademarks and patents are amortized using the straight-line method over their estimated useful lives of approximately fifteen to seventeen years. Cumulative amortization totaled $632,230 and $567,358 at December 31, 1998 and 1997, respectively.

Excess of cost of business assets acquired over their fair value (goodwill) is being amortized on the straight-line method over 15 years. Cumulative amortization totaled $2,256,781 and $1,668,349 at December 31, 1998 and 1997, respectively. Amortization expense charged to operations was approximately $588,000, $588,000 and $608,000 in 1998, 1997, and 1996, respectively. The
Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

Revenue Recognition -- The Company recognizes revenue when goods are shipped.

Concentration of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables. Any such risk is limited due to the Company's large number of customers and their geographic dispersion, except as discussed in Note 10.

Advertising  Costs -- Advertising costs are charged to operations when incurred.
The  Company  spent  approximately   $155,000,   $329,000,   and  $408,000,  for
advertising in 1998, 1997 and 1996, respectively.

Research and Development -- All research and development costs are expensed as incurred and totaled approximately $946,000, $513,000, and $474,000 in 1998, 1997 and 1996, respectively.

Income Taxes -- The Company calculates income taxes using the asset and liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and tax basis of assets and liabilities.

     Net Income Per Common Share - Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock (2,517,909 in 1998 and 2,801,105 in 1997 and 1996 - each adjusted for a 3 for 2 stock split in 1998). The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes any dilutive effect of potential common shares outstanding during the period such as stock options and warrants. The dilutive effect of potential common shares outstanding during 1998 was a weighted average of 104,019 shares. There was no dilutive effect with respect to potential common shares outstanding during 1997 or 1996.

Deferred Compensation -- The Company allows certain key employees, directors and officers to defer a portion of their annual compensation until their retirement from the Company. Agreements entered into for 1998 are for three years. The agreements allow for deferred amounts to earn interest at the current prime rate and provide for payment of the accumulated amounts over a ten year period beginning on the retirement date. Compensation expense is being recognized in the year the deferred salary is earned. Interest expense is recorded as accrued and the reported liability represents the accumulated value (including interest) of all previously deferred amounts.

Additionally, in 1998 the Company awarded certain key employees deferred compensation which will be paid out over a three year period beginning in 1999. Compensation expense was recorded in 1998 and such deferred amounts earn interest at the Company's incremental borrowing rate.

Fair Value of Financial Instruments -- Financial instruments of the Company include long-term debt and line of credit agreements. Based upon the current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded carrying amounts.

Group Health Insurance -- The Company is self-insured as to group health insurance for its employees. The Company accrues an amount for estimated claims incurred but not reported.

Reclassification -- Certain 1996 and 1997 amounts have been reclassified to conform to 1998 classifications.

Comprehensive Income - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances became effective for the Company in 1998. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact upon the accompanying financial statements.

Segment Information - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" became effective for the Company in 1998. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision makers in deciding how to allocate resources and in assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998 and has disclosed required segment information, including comparative information for earlier years. Results of operations and financial position, however, were unaffected by implementation of this standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 1998, 1997 and 1996

1. INVENTORIES

($000's)                                1998          1997
----------------------------------------------------------
Materials and supplies               $3,076         $2,554
Work-in-process                        7,048         5,045
Finished goods                         3,498         3,710
----------------------------------------------------------
Total                                $13,622       $11,309
----------------------------------------------------------

2. PROPERTY AND EQUIPMENT

($000's)                                1998          1997
----------------------------------------------------------
Land                                    $256          $256
Buildings                              8,399         8,274
Machinery and equipment               28,786        22,581
----------------------------------------------------------
Total property and equipment          37,441        31,111
Less: accumulated depreciation
 and amortization                   (19,559)      (17,857)
----------------------------------------------------------
Net property and equipment           $17,882       $13,254
----------------------------------------------------------

Included in machinery and equipment are assets under capital lease with a cost of $1,568,000 ($0 in 1997) and with accumulated amortization of $51,000 ($0 in 1997).

Depreciation expense amounted to approximately $1,726,000, $1,768,000, and $1,700,000 in 1998, 1997 and 1996, respectively.

At December 31, 1998, the Company had paid $508,000 of deposits covering outstanding commitments to purchase production equipment totaling $5,054,000.

3. SHORT-TERM BORROWINGS AND LINES OF CREDIT

On May 14, 1998, the Company entered into a new $21 million credit facility (See
Note 5). Previously the Company had an agreement with a bank that provided a seasonal line of credit of up to $3,000,000. That line of credit bore interest at the LIBOR rate plus 2.75% (8.72% at December 31, 1997) and was scheduled to expire on June 30, 1998.

There were no borrowings under the line of credit in 1998. The following relates to aggregate short-term borrowings in 1997 and 1996 ($000's):

                                           1997       1996
Amount outstanding
 at December 31.                            $--        $--
Maximum amount
 outstanding at any
 month end                                 $764     $2,555
Average amount outstanding
(based on weighted daily
average balances)                           $71     $1,066
Weighted average interest
 rate during the year                     8.65%      7.40%
Weighted average interest
 rate at December 31.                     8.72%      7.41%
--------------------------------------------------------------

The weighted average interest rate during the year was computed by dividing total short-term interest expense for the year by the weighted average amount outstanding during the year.

4. ACCRUED EXPENSES

($000'S)                                     1998       1997
------------------------------------------------------------
Compensation                               $1,371       $897
Healthcare claims                             350        255
Income taxes                                  459         --
Other                                         662        390
------------------------------------------------------------
Total                                      $2,842     $1,542
------------------------------------------------------------

5. LONG-TERM DEBT

($000's)                                     1998       1997
------------------------------------------------------------
Revolving Credit Line                      $4,328        $--
Equipment Loan                              2,786         --
Capital Expenditure Line                      664         --
Capital Lease Obligations                   1,457         --
Variable Rate Term Loan, due in graduated
 installments plus interest at LIBOR plus
 2.75% (8.72% at December 31, 1997)            --      9,802
------------------------------------------------------------
Total                                       9,235      9,802
Less current portion                        (852)    (2,350)
------------------------------------------------------------
Long-term debt                             $8,383     $7,452
------------------------------------------------------------

On May 14, 1998, the Company obtained a three-year $21 million credit facility from a major financial institution (the "Facility"). The Facility provides for a $15 million revolving line of credit (based upon levels of inventories and accounts receivable), a $3 million equipment loan and a $3 million capital expenditure line and matures on May 14, 2001. Interest on the facility is payable monthly and is based upon the Prime rate plus 0.5% (or at the option of the Company, portions of the Facility may be priced at LIBOR plus 2.5%). The equipment loan is payable in 84 equal monthly payments and the capital expenditure line is amortized over 60 monthly payments, both with balloon payments due upon the expiration of the three-year Facility. Proceeds from the new credit facility were used to retire the Company's outstanding long-term debt.

Availability under the revolving credit line totaled $6,332,000 at December 31, 1998 and availability under the capital expenditure line totaled $2,336,000. The Facility also provides that the Company may secure additional outside financing for capital expenditures of up to $1,500,000 per year during its three-year term.

The Facility is collateralized by substantially all of the Company's assets and contains provisions whereby the Company is required to maintain certain financial ratios and other financial conditions. The Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures, cash dividends and other payments to shareholders. At December 31, 1998 the company was not in compliance with the capital expenditure covenant of the agreement. However, the lender has waived this violation as of December 31, 1998.

The future maturities of long-term debt are as follows:
1999                                  $852
2000                                   847
2001                                 6,979
Thereafter                             557
                                    $9,235

6. COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

Common Stock Transactions

On November 16, 1998, the Company effected a 3 for 2 stock split paid in the form of a stock dividend on the Company's Common Stock. Earnings per share amounts and weighted average shares outstanding for all years presented have been restated to reflect the 3 for 2 stock split.

On May 15, 1998, investors, including the Company and Mr. Clyde Wm. Engle, the Company's Chairman and beneficial holder (through Sunstates Corporation) of a majority of the Company's common stock, purchased from a major bank 938,700 shares (1,408,050 post-split shares) of the Company's common stock formerly held by Sunstates Corporation, pursuant to a private sale of collateral held under a defaulted loan which Sunstates Corporation's affiliates had with the bank. The Company purchased 295,000 of the shares (442,500 post-split shares) at a cost of $2,212,500 plus other transaction costs totaling approximately $115,000. The Company utilized its existing cash plus funds obtained from the new $21,000,000 financing facility to purchase the stock. The Company intends to hold the 295,000 shares (442,500 post-split shares) as treasury stock and currently has no plans for future utilization of those shares.

As a result of these transactions, the Company is no longer a subsidiary of Sunstates Corporation. Mr. Engle now controls approximately 36% of the Company's outstanding common stock.

On August 4, 1998, the Company declared a semi-annual cash dividend of $.075 per share ($.05 per post-split share) totaling $117,930 on its common stock payable on August 24, 1998, to shareholders of record on August 14, 1998.

On August 12, 1998, the Company's Board of Directors authorized the Corporation to acquire up to 40,000 shares (60,000 post-split shares) of the outstanding Common Stock of the Corporation for an aggregate purchase price not to exceed $550,000. During 1998, the Company purchased a total of 29,200 shares (43,800 post-split shares) at an aggregate cost of approximately $416,644.

Under the Company's loan agreement with a bank (see Note 4), dividends and repurchases of Company stock may not exceed $3,500,000 during the three-year term of the loan. As of December 31, 1998, dividends and stock repurchases totaled $2,897,000.


Employee Incentive Plans

In June, 1993, the Company adopted the 1993 Long Term Performance Plan (the 1993
Plan), which includes both qualified and nonqualified option provisions and stock appreciation rights and restricted, performance and other stock-based awards. Under the 1993 Plan, the Compensation Committee of the Board of Directors is authorized to grant stock awards to purchase up to 375,000 shares of the Company's common stock at prices equal to the fair value of the stock on the dates of grant.

The 1993 Plan options are exercisable over a period determined by the Compensation Committee at the date of grant (usually 5 years).

The 1992  Nonqualified  Stock Option Plan for  Non-employee  Directors (the 1992
Plan) was a plan under which each non-employee director was granted options to purchase 3,000 shares of the Company's common stock at prices equal to the fair value of the stock on the dates of grant. The 1992 Plan expired on December 17, 1997, and was replaced with a new 1997 Nonqualified Stock Option Plan for Director which provides for all directors to immediately receive 3,000 shares plus 750 shares in each succeeding year of the Plan.

Transactions involving the Plans are summarized as follows:

                                          Weighted Average
                                  Shares    Exercise Price
Option Shares
 outstanding at
  January 1, 1996                220,500             $6.01
Granted                           13,875              4.61
Expired and/or cancelled        (42,000)              6.18
----------------------------------------------------------
Outstanding at
  December 31, 1996              192,375              5.86
Granted                          197,625              3.32
Expired and/or cancelled       (139,500)              5.81
----------------------------------------------------------
Outstanding at
  December 31, 1997              250,500              3.33
Granted.                          63,000             18.17
Exercised and/or cancelled      (71,401)              3.32
----------------------------------------------------------
Outstanding at
  December 31, 1998              242,099             $6.91
  --------------------------------------------------------

The following summarizes information about stock options outstanding at December 31, 1998:

                                    Weighted      Weighted
        Range of                     Average       Average
        Exercise         Number    Remaining      Exercise
          Prices    Outstanding         Life         Price
   $3.08 - $3.67        191,099          3.3         $3.31
   $6.83 - $8.00         18,000          4.7         $7.81
          $27.25         33,000            5        $27.25
                         ------
                        242,099                      $6.91
                        -------

Information with respect to stock options exercisable at December 31, 1998 is as follows:

                                                  Weighted
          Range of                                 Average
          Exercise                    Number      Exercise
            Prices               Exercisable         Price
----------------------------------------------------------
     $3.08 - $3.67                    58,257         $3.35
     $6.83 - $8.00                     3,000         $6.83
            $27.25                     6,750        $27.25
                                       -----
                                      68,007         $5.87
                                      ------

During 1998, 63,000 options were issued with a range of exercise prices from $3.08 to $27.25 and a contract life of 5.0 years

The Company has adopted Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation,". In accordance with the provisions of SFAS 123, the Company continues to apply APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, has not recognized compensation cost. If the Company had elected to recognize compensation cost based on fair value of the options granted at the grant date as prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below ($000's, except per share amounts):

                                    1998     1997       1996
------------------------------------------------------------
Net income (loss) -- as reported  $4,983  $ (377)      $ 320
Net income (loss) -- pro forma    $4,888    (427)        308
Basic EPS -- as reported            1.98    (.13)        .11
Basic EPS -- pro forma              1.94    (.15)        .10
Diluted EPS - as reported           1.90    (.13)        .11
Diluted EPS - pro forma             1.86    (.15)        .10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  1998       1997       1996
------------------------------------------------------------
Expected dividend yield          0.40%      0.00%      0.00%
Expected stock price volatility 35.00%     18.00%     18.26%
Risk-free interest rate          4.60%      6.21%      5.67%
Expected life of options.      5 years    5 years    5 years

The weighted average fair values of options granted during 1998, 1997 and 1996 were $6.65, $1.51 and $2.03, respectively.


7. INCOME TAXES

Components of the income tax provision (benefit) for 1998, 1997 and 1996 included ($000's):

                                  1998        1997      1996
------------------------------------------------------------
Current:
  Federal                      $ 2,796         $--      $66
  State                            566          --       --
Deferred:
  Federal                        (119)        (182)     102
  State                            39          (32)      16
--------------------------------------------------------------
Provision (benefit)
  for income taxes              $3,282       $(214)    $184
--------------------------------------------------------------

The approximate tax effect of temporary differences and carryforward amounts that are the basis for the Company's deferred income tax assets and liabilities for 1998 and 1997 are as follows:

($000's)                                     1998       1997
------------------------------------------------------------
Current deferred tax assets:
Receivables                                  $169        $95
Inventories                                   719        610
Benefit of state operating
 loss carryforwards                            --          2
Other                                          18         --
------------------------------------------------------------
Current deferred tax assets                   906        707
------------------------------------------------------------
Noncurrent deferred tax assets (liabilities), net:
Property                                  (1,998)    (2,129)
Deferred compensation                         110         44
Insurance reserve                             128         93
Benefit of state operating
 loss carryforwards                            --         85
Alternative minimum tax
 credit carryforward                           --        264
Other                                       (104)      (103)
------------------------------------------------------------
Noncurrent deferred tax
 assets (liabilities), net                (1,864)    (1,746)
------------------------------------------------------------
Total deferred tax assets
 (liabilities), net                        ($958)   $(1,039)
 -----------------------------------------------------------

The income tax provision differs from the amount computed by applying the federal statutory income tax rate of 34% to pre-tax income. The computed amount is reconciled to total income tax expense as follows:

($000's)                          1998       1997       1996
------------------------------------------------------------
Federal income tax at
 statutory rate (benefit)       $2,810     ($201)       $171
State income taxes, net of
federal benefit (cost)             399       (21)         10
Expenses which are not
 deductible for income
 tax purposes                       39         15         21
All other                           34         (7)       (18)
------------------------------------------------------------
Total provision (benefit) for
income taxes                    $3,282     ($214)       $184
------------------------------------------------------------

8. EMPLOYEE 401-K RETIREMENT PLAN

The Company has a 401-K retirement plan covering substantially all employees which allows participants to defer from 2% to 20% of their salaries, or the maximum allowable under the Internal Revenue Code. The Company's matching contribution, if any, is discretionary on an annual basis and may not exceed 6% of participants' compensation. For the three years ended December 31, 1998, the Company has contributed 40% of the participant's contributions up to 4% of their compensation. Effective January 1, 1999, the Company will contribute 50% of the participant's contribution, up to 4% of their compensation. Contribution expenses related to this plan for the years ended December 31, 1998, 1997 and 1996 were $146,000, $132,000, and $149,000, respectively.

9.  LEASE OBLIGATIONS

The future minimum lease payments under capital and other operating leases having initial or remaining lease in excess of one year are as follows:


                                   Operating         Capital
Year                                  Leases          Leases
------------------------------------------------------------
1999                                    $340            $427
2000                                     187             354
2001                                      26             330
2002                                      10             330
2003                                       3             264
------------------------------------------------------------
Total minimum lease payments            $566           1,705
                                        ====
Less amounts representing interest                       248
------------------------------------------------------------
Present value of net minimum lease
payments                                              $1,457
------------------------------------------------------------

Total rental expense for all operating leases was $521,000 in 1998, $515,000 in 1997, and $543,000 in 1996.

10. SEGMENT INFORMATION

Alba has two operating segments; Consumer Products and Health Products. Each segment is a strategic business unit that offers different products, has separate management and requires different technology and marketing strategies. The Consumer Products Division ("Consumer Products") manufactures seamless women's intimate and fashion apparel along with women's hosiery, all of which are marketed domestically to both the private label and contract brand markets. The Health Products Division ("Health Products") manufactures specialty medical products that it markets throughout the Americas and Europe.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Alba evaluates performance based upon profit or loss from divisional manufacturing and marketing activities not including corporate general and administrative expenses, interest expense or other nonrecurring gains and losses or income taxes.

The following table contains selected information with respect to the Company's business segments:

                                    Consumer          Health
                                    Products        Products
1998 ($000's)
Net sales                            $42,694         $32,548
Depreciation and amortization          1,282             414
Segment profit                         8,357           5,474
 % Net sales                           19.6%           16.8%
Segment assets                        25,294          11,286
Capital expenditures                   4,958             671

1997 ($000's)
Net sales                            $29,385         $30,527
Depreciation and amortization          1,161             566
Segment profit                             2           4,900
 % Net sales                              0%           16.1%
Segment assets                        19,652          11,706
Capital expenditures                   1,080             467

1996
Net sales                            $33,175         $32,640
Depreciation and amortization          1,187             338
Segment profit (loss)                  (378)           6,446
 % Net sales                          (1.1%)           19.7%
Segment assets                           N/A             N/A
Capital expenditures                   1,013             312

N/A = Information not available.

Reconciliation of Segment Profits, Assets and Other Information ($000's):
                                   1998       1997      1996
Segment profit                  $13,831     $4,902    $6,068
General and administrative
  expenses                      (4,054)    (3,901)   (3,661)
Goodwill amortization             (588)      (588)     (608)
Other income (expense), net       (924)    (1,004)   (1,295)
Income taxes                    (3,282)        214     (184)
------------------------------------------------------------
Net income (loss)                $4,983     ($377)      $320
------------------------------------------------------------

Segments assets                 $36,580    $31,358
Cash                                 15      2,416
Other current assets              1,289        900
Corporate property and
  equipment, net                  2,009      1,471
Goodwill                          6,886      7,474
Other assets                         --         --
--------------------------------------------------
Total assets                    $46,779    $43,619
--------------------------------------------------

Segment capital expenditures     $5,629     $1,547     1,325
Corporate capital expenditures      736        322       200
------------------------------------------------------------
Total capital expenditures       $6,365     $1,869    $1,525
------------------------------------------------------------

Segment depreciation and
  amortization                   $1,696     $1,727    $1,525
Corporate depreciation and
  amortization                      683        694       827
  ----------------------------------------------------------
Total depreciation and
 amortization                    $2,379     $2,421    $2,352
------------------------------------------------------------

Revenues from Intimate Brands, Inc., one customer of Alba's Consumer Products segment, represented approximately $18,325,000 of the Company's consolidated net sales in 1998. Revenues from Allegiance Healthcare Corporation, one customer of the Health Products segment, represented approximately $14,296,000, $13,937,000 and $15,932,000 of the Company's consolidated net sales in 1998, 1997 and 1996, respectively.

Foreign sales totaled $1,099,000 and $1,004,000 for the years ended December 31, 1998 and 1997, respectively.

11. QUARTERLY DATA (UNAUDITED)

                                                     Quarters Ended ($000's except per share amounts)

1998                                                                               1997
                             Dec. 31     Sept. 27      Jun. 28      Mar. 29      Dec. 31     Sept. 28       Jun. 29      Mar. 30
                             ---------------------------------------------------------------------------------------------------
Net Sales                    $20,328      $18,904      $17,714      $18,296      $14,710      $15,390       $15,872      $13,940
Gross Margin                   7,502        5,665        4,518        4,470        2,533        3,185         3,500        3,004
Net Income (Loss)              2,357        1,232          653          741         (97)          162           243        (685)
EPS - Basic                     1.01          .52          .25          .27        (.03)          .06           .09        (.25)
EPS - Diluted                    .94          .49          .24          .27        (.03)          .06           .09        (.25)
Weighted Average Number
  Of Shares of Common Stock
 Outstanding                   2,346        2,355        2,801        2,801        2,801        2,801         2,801        2,801


     All per share amounts and number of shares outstanding information has been restated to reflect the 3 for 2 stock split effected on November 16, 1998.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information regarding Directors and Executive Officers called for by this item appears beneath the heading "Information about Directors and Nominees for Director" and "Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


Item 11.  Executive Compensation.

     The information called for by this item appears under the heading "Executive Compensation" in the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, which information is incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item appears under the heading "Voting Securities and Principal Security Holders" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Transactions.

         The information called for by this item appears under the heading "Information About Directors and Nominees for Directors" in the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, which information is incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      The following are filed as a part of this report:

(1)      Financial Statements filed:

     Consolidated Balance Sheets as of December 31, 1998 and 1997 (page F-3 of this report)

     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 (page F-4 of this report)

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 (page F-4 of this report)

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 (page F-5 of this report)

     Summary of Significant Accounting Policies (page F-6 of this report)

     Notes to Consolidated Financial Statements (page F-8 of this report)

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

     *10.14 1997 Nonqualified Stock Option Plan for Directors (filed herewith).

     23.1 Consent of Independent Certified Public Accountants, BDO Seidman, LLP (filed herewith).

     27 Financial Data Schedule (filed in electronic format only). This schedule is furnished for the information of the Commission and is not deemed to be "filed".


*        Identifies compensation plans.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALBA-WALDENSIAN, INC.

Date :   March 30, 1999               By /S/________________
                                         Lee N. Mortenson
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/S/                                           /S/
Paul H. Albritton, Jr., Director              William M. Cousins, Jr., Director
March 30, 1999                                March 30, 1999


/S/
Nathan H Dardick, Director
March 30, 1999


/S/                                           /S/
Clyde Wm. Engle, Director                     C. Alan Forbes, Director
March 30, 1999                                March 30, 1999


/S/                                           /S/
James M. Fawcett, Jr., Director               Glenn J. Kennedy, Director and
March 30, 1999                                Chief Financial Officer (Chief
                                               Accounting Officer)
                                              March 30, 1999


/S/                                           /S/
Joseph C. Minio, Director                     Lee N. Mortenson , Director and
March 30, 1999                                Chief Executive Officer
                                              (Principal Executive Officer)
                                              March 30, 1999

                              ALBA-WALDENSIAN, INC.

                                INDEX TO EXHIBITS



Annual Report on Form 10-K for the Fiscal Year
Ended December 31, 1998                             Commission File No. 1-6150


Exhibit Number                     Exhibit

         10.14                     1997 Nonqualified Stock Option Plan
                                    for Directors

         23.1                      Consent of Independent Certified Public
                                    Accountants, BDO Seidman, LLP

         27                        Financial Data schedule (filed in electronic
                                    format only)