Form 10-Q
period 1999-04-04
ALBA WALDENSIAN INC
filed 1999-05-07
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q
(Mark one)

 [X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 4, 1999

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of April 27, 1999, the number of common shares outstanding was 2,344,180.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    ALBA-WALDENSIAN, INC.
                                                      Consolidated Balance Sheets
                                                               ($000's)

                                                                     (Unaudited)
                                                                        April 4,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----
CURRENT ASSETS:
Cash                                                                          $6                       $15
Accounts receivable, net of allowance for
 doubtful accounts of $294 and $260, respectively                         11,451                     6,426
Inventories:
  Materials and supplies                                                   3,561                     3,076
  Work-in-process                                                          7,627                     7,048
  Finished goods                                                           2,287                     3,498
                                                                           -----                     -----
Total Inventories                                                         13,475                    13,622
                                                                          ------                    ------

Deferred income taxes                                                        906                       906
Prepaid expenses and other                                                 1,141                       602
                                                                           -----                       ---
Total Current Assets                                                      26,979                    21,571
                                                                          ------                    ------

PROPERTY AND EQUIPMENT                                                    40,053                    37,441
Less: accumulated depreciation                                          (20,157)                  (19,559)
                                                                         -------                   ------
Net Property and Equipment                                                19,896                    17,882
                                                                          ------                    ------

OTHER ASSETS:
Notes receivable                                                              13                        13
Trademarks and patents                                                       411                       427
Excess of cost over net assets acquired, net                               6,739                     6,886
                                                                           -----                     -----
                                                                           7,163                     7,326
                                                                           -----                     -----

TOTAL ASSETS                                                             $54,038                   $46,779
                                                                          ======                    ======

See notes to consolidated financial statements.




                                                         ALBA-WALDENSIAN, INC.
                                                      Consolidated Balance Sheets
                                                     ($000's except share amounts)

                                                                        April 4,              December 31,
                                                                            1998                      1998
                                                                            ----                      ----
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                      $1,144                      $852
Accounts payable                                                          3,367                      2,989
Accrued expenses                                                           2,512                     2,842
                                                                           -----                     -----
Total Current Liabilities                                                  7,023                     6,683

LONG-TERM DEBT (Note 2)                                                   14,434                     8,383
DEFERRED COMPENSATION                                                        205                       200
DEFERRED INCOME TAX LIABILITY                                              1,864                     1,864
                                                                           -----                     -----
Total Liabilities                                                         23,526                    17,130
                                                                          ------                    ------

STOCKHOLDERS' EQUITY:
Common stock  - authorized 3,000,000 shares,
 $2.50 par value; issued: 2,829,834 shares in 1999
 and 1998; outstanding: 2,346,578 and
 2,361,231, respectively                                                   7,075                     7,075
Additional paid-in capital                                                 6,823                     6,823
Retained earnings                                                         19,777                    18,436
                                                                          ------                    ------
                                                                          33,675                    32,334
Less treasury stock - at cost
  (483,353 and 468,603 shares, respectively)                             (3,163)                   (2,685)
                                                                          -----                     -----
Total Stockholders' Equity                                                30,512                    29,649
                                                                          ------                    ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                    $54,038                   $46,779
                                                                          ======                    ======

See notes to consolidated financial statements.



                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Operations
                                                              (Unaudited)
                                                   ($000's except per share amounts)

                                                                          Three Month Periods Ended
                                                                                April 4,         March 29,
                                                                                    1999              1998
                                                                                    ----              ----

Net sales                                                                        $21,125           $18,296
Cost of sales                                                                     15,018            13,826
                                                                                  ------            ------
Gross margin                                                                       6,107             4,470
Selling, general and
 administrative expense                                                            3,304             3,042
                                                                                   -----             -----
Operating income                                                                   2,803             1,428
                                                                                   -----             -----

Interest expense                                                                     288               216
Other expenses                                                                        23                17
                                                                                      --                --
Total other expenses                                                                 311               233
                                                                                     ---               ---

Income before income taxes                                                         2,492             1,195
Provision for income taxes                                                           947               454
                                                                                     ---               ---

Net income                                                                        $1,545              $741
                                                                                  ======               ===

Net income per common share
         - Basic                                                                   $.66               $.27
         - Diluted                                                                  $.61              $.27

Weighted average number of shares
  of common stock outstanding
         - Basic                                                                   2,355            2,801
         - Diluted                                                                 2,514             2,801


See notes to consolidated financial statements.



                                                         ALBA-WALDENSIAN, INC.
                                            Consolidated Statements of Stockholders' Equity
                                                              (Unaudited)
                                                     ($000's except share amounts)

                                                             Additional
                                           Common              Paid-In      Retained          Treasury Stock
                                    Shares         Amount      Capital      Earnings        Shares        Amount             Total
                                    ------         ------      -------      --------        ------        ------             -----

Balance at January 1, 1998       1,886,580         $4,716       $9,182       $13,650       (19,177)        $(137)          $27,411

Net Income                                                                       741                                           741
                                                                                 ---                                           ---
Balance at March 29, 1998        1,886,580         $4,716       $9,182       $14,391       (19,177)        $(137)          $28,152
                                 =========          =====        =====        ======        ======           ===            ======


Balance at January 1, 1999       2,829,834         $7,075       $6,823       $18,436      (468,603)      $(2,685)          $29,649

Purchase of Treasury Stock                                                                 (28,100)         (549)             (549)

Exercise of Stock Options                                                        (27)       13,350            71                44

Dividends Paid                                                                  (177)                                         (177)

Net Income                                                                     1,545                                         1,545
                                                                               -----                                         -----

Balance at April 4, 1999         2,829,834         $7,075       $6,823       $19,777      (483,353)       $(3,163)          $30,512
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



                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)

                                                                            Three Month Periods Ended
                                                               April 4,                          March 29,
                                                                   1999                               1998
                                                                   ----                               ----
OPERATING ACTIVITIES:
 Net income                                                     $ 1,545                              $ 741
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                   763                                585
    Provision for bad debts                                          30                                 45
    Loss on disposal of property                                      0                                  2
    Provision for inventory obsolescence                            527                                150
  Changes in operating assets and liabilities providing (using) cash:
     Accounts receivable                                        (5,055)                            (2,856)
     Inventories                                                  (381)                                905
     Prepaid expenses and other                                   (538)                               (14)
    Accounts payable                                                377                              (124)
    Accrued expenses and other liabilities                        (845)                                467
    Income taxes payable                                            514                                454
    Deferred compensation                                             5                                 --
                                                                      -                                 --
Net cash (used in) provided by operating activities             (3,058)                                355
                                                                 -----                                 ---

INVESTING ACTIVITIES:
 Capital expenditures                                           (1,145)                            (1,040)
 Proceeds from notes receivable                                      --                                  1
                                                                     --                                  -
Net cash used in investing activities                           (1,145)                            (1,039)
                                                                 -----                              ------

FINANCING ACTIVITIES:
 Net borrowings under line
  of credit agreement                                             5,188                                 --
 Principal payments on long-term debt                             (312)                              (588)
 Payment of dividends                                             (177)                                 --
 Cash proceeds for issuance of stock options                         44                                 --
 Repurchase of capital stock                                      (549)                                 --
                                                                  -----                              -----
Net cash provided by (used in) financing activities               4,194                              (588)
                                                                  -----                              -----

NET DECREASE IN CASH                                                (9)                            (1,272)
CASH AT BEGINNING OF PERIOD                                          15                              2,416
                                                                     --                              -----
CASH AT END OF PERIOD                                               $ 6                            $ 1,144
                                                                      =                              =====



                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)

                                                                        Three Month Periods Ended
                                                                        April 4,                 March 29,
                                                                            1999                      1998
                                                                            ----                      ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                                $224                      $216
    Income taxes                                                            $433                       $--


During the first quarter of 1999, the Company acquired production equipment totaling $1,468,000 through the issuance of capital leases.

See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


1. UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 4, 1999, and the results of operations for the three-month periods ended April 4, 1999 and March 29, 1998. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     All per share and weighted average share information for 1998 has been restated to reflect the 3 for 2 stock split effected on November 16, 1998.


2.   FINANCING

     On May 14, 1998, the Company entered into a three-year $21,000,000 financing facility with a major bank composed of up to a $15,000,000 revolving loan, based upon levels of accounts receivable and inventories, a $3,000,000 term loan and a $3,000,000 credit line to fund future capital expenditures. The new facility bears interest at Prime plus 0.5% (or at the option of the Company, portions of the facility may be priced at LIBOR plus 2.25%) and is secured by substantially all of the assets of the Company.

         The loan agreement requires that the Company maintain certain levels of tangible net worth and fixed charge coverage ratios as well as limiting the level of capital expenditures ($3 million in 1999) and prohibiting other financing (in excess of $1.5 million per year). At April 4, 1999, the Company was in compliance with the convenants contained in the loan agreement.

         During the first quarter of 1999, the Company secured $1,468,000 of capital lease financing covering the acquisition of machinery during the first quarter of 1999. This facility is secured by only the acquired machinery, bears interest at 7.56% and provides for level monthly payments over its five-year term.





3.       DIVIDENDS

     The Company declared a semi-annual cash dividend of $.075 per share ($172,000) on its common stock payable on February 22, 1999 to shareholders of record on February 12, 1999. Under the Company's loan agreement with a bank (see
Note 2), dividends and repurchases of Company stock may not exceed $4,000,000 during the three-year term of the loan. As of April 4, 1999, dividends and repurchases of Company stock have totaled $3,623,000.


4.   EARNINGS PER SHARE

                     Three Month Period Ended March 29, 1998
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount
(000's, except per share amounts)

Basic EPS
  Net Income                                                       $741            2,801              $.27

Effect of Dilutive Securities
  Stock Options                                                      --               --                --

Diluted EPS
  Net Income                                                       $741            2,801              $.27


                     Three Month Period Ended April 4, 1999
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount
(000's, except per share amounts)
Basic EPS
  Net Income                                                     $1,545            2,355              $.66

Effect of Dilutive Securities
  Stock Options                                                      --              159                --

Diluted EPS
  Net Income                                                     $1,545            2,514              $.61




5        SEGMENT INFORMATION

         The following table contains selected information with respect to the Company's business segments:

                                                                       Three Month Periods Ended
                                                                                April 4,         March 29,
                                                                                    1999              1998
($000's)
Consumer Products
Net sales                                                                        $12,061            $9,873
Segment profit                                                                     2,482             1,047
  % Net sales                                                                      20.6%             10.6%
Segment assets                                                                    31,880               N/A

Health Products
Net sales                                                                         $9,064            $8,423
Segment profit                                                                     1,612             1,495
  % Net sales                                                                      17.8%             17.7%
Segment assets                                                                    11,840               N/A


Segment profit -
  Consumer Products                                                               $2,482            $1,047
  Health Products                                                                  1,612             1,495
                                                                                   -----             -----
    Total segment profit                                                           4,094             2,542
General and administrative expenses                                                1,291             1,114
Other expense, net                                                                   311               233
                                                                                     ---               ---
Income before income taxes                                                        $2,492            $1,195

N/A = Information Not Available

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

         In May 1998, we secured a new three-year $21,000,000 financing facility with a major bank (see Note 2 of Notes to Consolidated Financial Statements). The new financing facility provides a revolving loan of up to $15,000,000, depending upon levels of accounts receivable and inventories, a term loan of $3,000,000 and a future capital expenditure line of $3,000,000. In addition, the facility permits the Company to secure other outside financing of capital expenditures of up to $4,500,000 over the three-year term of the facility. In March 1999, the Company secured a $1,468,000 financing lease facility with a major financial institution covering the acquisition of qualified machinery during the first quarter of 1999.

         Working capital continues to be adequate to support the Company's operations. On April 4, 1999, the Company had current working capital of $19,956,000 with a current ratio of 3.84 to 1. This is comparable to $14,888,000 or 3.23 to 1 at December 31, 1998. Working capital increased during the quarter primarily due to a $5,025,000 increase in accounts receivable from an unusually low level of $6,421,000 at December 31, 1998 to $11,446,000 while for the same periods the number of outstanding days sales outstanding decreased from 46.2 to
43.9. Under the terms of our new financing facility, all of our excess cash is used daily to reduce the outstanding balance on our revolving credit line. This results in increasing the amount available to borrow under the revolver while at the same time providing for the maximum short-term investment return on the Company's available cash balances. However, this results in our not reporting normal levels of cash (current asset) which have been utilized to temporarily reduce our revolving credit line (long-term liability). Our cash balances at the end of 1998 totaled $15,000, as compared to $6,000 at the end of the first quarter of 1999. Availability under our revolving credit line totaled $6,631,000 at April 4, 1999.

         Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. During the first quarter of 1999, these needs were adequately met through the new $21 million financing facility and $1,468,000 of other lease financing. Capital expenditures for the first quarter of 1999 totaled $2,613,000, reflecting continued expansion of our seamless knitting capacity to meet the increasing demand for our seamless products. This level of capital expenditures compares to $1,040,000 for the first quarter of 1998.

         We intend to continue to aggressively expand our seamless knitting capacity in 1999 in response to increasing demand for our seamless women's apparel. In addition to the 66% capacity increase in 1998, we have enough knitting  machines  on order with  scheduled  delivery  dates in 1999 to further increase seamless knitting capacity by another 85% from its beginning 1999 levels. Capital expenditures in 1999 may approximate $16,000,000. This level of investment in the future of our Company may require that additional sources of funding be obtained beyond that provided in our current financing facility. The Company believes that it will be successful in securing the necessary funds to allow us to capitalize on the expanding demand for seamless apparel.

     Cash utilized in operating activities was $3,058,000 in the first quarter of 1999 as compared to $355,000 of cash generated in the comparable quarter of 1998. This decrease in cash provided in 1999 was primarily due to a net increase of $5,025,000 in accounts receivable from an unusually low level of $6,421,000 at December 31, 1998 to $11,446,000 at April 4, 1999.

         Net cash used in investing activities during the first quarter of 1999 was $1,145,000 compared to $1,039,000 in 1998. The cash used in each of these two quarters was primarily for capital expenditures to expand capacities, and to replace and update plant and equipment. In addition to the $1,145,000 of cash expenditures to acquire productive equipment during the first quarter of 1999, the Company also acquired $1,468,000 of equipment through capital lease financing. Financing activities in 1999 included $5,188,000 of funding from the Company's revolving line of credit, the repurchase of 28,100 shares ($549,000) of the Company's common stock and the payment of $177,000 (7.5 cents per share) in cash dividends.

         The Company declared a semi-annual cash dividend of $.075 per share ($177,000) on its common stock payable on February 22, 1999, to shareholders of record on February 12, 1999. Under the Company's loan agreement with a bank, dividends and repurchases of Company stock may not exceed $4,000,000 during the three-year term of the loan. At April 4, 1999, dividends and stock repurchases totaled $3,623,000 from the inception of the loan.

                                                         Results of Operations

Items as a percentage of sales are reflected in the following table:

                                                                                Three Month Periods Ended
                                                                                April 4,         March 29,
                                                                                    1999              1998
                                                                                    ----              ----
(%)
Net sales                                                                          100.0             100.0
Cost of sales                                                                       71.1              75.6
                                                                                    ----              ----
Gross margin                                                                        28.9              24.4
Selling, general and
 administrative expenses                                                            15.6              16.6
                                                                                    ----              ----
Operating income                                                                    13.3               7.8
Other expense, net                                                                   1.5               1.3
                                                                                     ---               ---
Income before income taxes                                                          11.8               6.5
Provision for income taxes                                                           4.5               2.4
                                                                                     ---               ---
Net income                                                                           7.3               4.1


Three Month Periods Ended April 4, 1999 and March 29, 1998

         During the first quarter of 1999, the Company reached record levels of revenues and earnings. First quarter earnings of $1,545,000 increased 108.5% as compared to $741,000 in the first quarter of 1998. The quarterly earnings per share of 66 cents (61 cents fully diluted) represented an increase of 126% (diluted) and was a record first quarter for the Company as compared to 27 cents (basic and diluted) per share in the first quarter of 1998. Revenues for the 1999-quarter increased 15.5% reaching a record level of $21,125,000 as compared to $18,296,000 for the prior year.

         Net sales by division for the first quarter of 1999 compared to the first quarter of 1998 are set forth in the following table ($000's):

                                          Three Month     Periods Ended
                                             April 4,         March 29,        Increase/       % Increase/
                                                 1999              1998       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------
Consumer Products                             $12,061            $9,873           $2,188             22.2%
Health Products                                 9,064             8,423              641              7.6%
                                                -----             -----              ---
         Total                                $21,125           $18,296           $2,829             15.5%


         Sales of Consumer Products increased $2,188,000 during the first quarter, or 22.2% over the comparable quarter of 1998. This increase results primarily from continuing acceptance of the Company's seamless women's apparel as consumers continued to respond positively to the unsurpassed fit, comfort and style of seamless intimates and combination innerwear/outerwear products.

         Sales of Health Products increased $641,000 or 7.65% lead by increases in treads and stockinettes.

         Gross margins increased in 1999 to 28.9% of net sales (24.4% in 1998) as the result of increased volume, higher margins on new styles of seamless women's apparel developed after the first quarter of 1998 and tighter cost controls.

         Selling, general and administrative expenses increased 8.6% during the first quarter of 1999, reflective of the higher volumes but declined as a percentage of net sales from 16.6% in 1998 to 15.6% in 1999.

         Interest expense increased as a result of higher borrowings under the revolving line of credit agreement to fund increased capital expenditures necessary to continue our aggressive expansion of productive capacity to keep pace with the increasing demand for our products.


YEAR 2000 COMPLIANCE

         We have addressed the Year 2000 compliance issues in three parts; our products, our internal systems and third-parties.

         Our Products - Year 2000 compliance is not an issue for any of our products. None of our products, women's hosiery, women's intimate apparel or health products contains date-sensitive-electronic components or date-sensitive software.

         Our Internal Systems - We are confident that all major systems within Alba will be Year 2000 compliant before the turn of the century. For operational reasons, in late 1996 we decided to install a new integrated manufacturing and financial reporting management information system. This new system involved acquiring new system hardware, new PC-based local and wide-area networks and the standardization of PC software. All of these hardware and software systems are Year 2000 compliant. The new system hardware, the new PC-based local area network and the new financial reporting system are now operational. The new manufacturing system and the wide-area network should be operational in the second or third quarters of 1999. Additionally, we have substantially completed our review of all other date-sensitive systems throughout Alba with no material non-compliance problems noted. This review also included non-information technology systems and equipment such as the electronic components of our knitting and other manufacturing equipment.

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

THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 DESCRIPTION OF BUSINESS; AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 1O-K FOR THE YEAR ENDED DECEMBER 31, 1998, OR IN INFORMATION INCORPORATED THERIN BY REFERENCE, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF OTHER ANTICIPATED EVENTS.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on FORM 8-K

 a.   Exhibits
         27.   Financial Data Schedule (filed in electronic format only)

 b.   Form 8-K
                 None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              ALBA-WALDENSIAN, INC.


Date: May7, 1999                     /s/ Glenn J. Kennedy
                                     --------------------
                                     Vice President and Treasurer
                                     (Chief Financial Officer and
                                      Principal Accounting Officer)