Form 10-Q
period 1999-07-04
ALBA WALDENSIAN INC
filed 1999-08-12
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q
(Mark one)

 [X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 4, 1999

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

                                      NONE
Former name, former address and former fiscal year if changed since last report.

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of August 2, 1999, the number of common shares outstanding was 3,161,629.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ALBA-WALDENSIAN, INC.
                           Consolidated Balance Sheets
                                    ($000's)


                                                                         July 4,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----
                                                                        (Unaudited)

ASSETS
CURRENT ASSETS:
Cash                                                                         $85                       $15
Accounts receivable, net of allowance for
 doubtful accounts of $328 and $260, respectively                          9,648                     6,426
Inventories:
  Materials and supplies                                                   4,201                     3,076
  Work-in-process                                                          8,514                     7,048
  Finished goods                                                           3,561                     3,498
                                                                           -----                     -----
Total Inventories                                                         16,276                    13,622
                                                                          ------                    ------

Deferred income taxes                                                        906                       906
Prepaid expenses and other                                                 1,376                       602
                                                                           -----                       ---
Total Current Assets                                                      28,291                    21,571
                                                                          ------                    ------

PROPERTY AND EQUIPMENT                                                    42,166                    37,441
Less: accumulated depreciation                                          (20,757)                  (19,559)
                                                                         -------                   ------
Net Property and Equipment                                                21,409                    17,882
                                                                          ------                    ------

OTHER ASSETS:
Notes receivable                                                              13                        13
Trademarks and patents                                                       395                       427
Excess of cost over net assets acquired, net                               6,591                     6,886
                                                                           -----                     -----
                                                                           6,999                     7,326
                                                                           -----                     -----

TOTAL ASSETS                                                             $56,699                   $46,779
                                                                          ======                    ======

See notes to consolidated financial statements.



                              ALBA-WALDENSIAN, INC.
                           Consolidated Balance Sheets
                          ($000's except share amounts)

                                                                         July 4,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                      $1,286                      $852
Accounts payable                                                          4,460                      2,989
Accrued expenses                                                           1,852                     2,842
                                                                           -----                     -----
Total Current Liabilities                                                  7,598                     6,683

LONG-TERM DEBT (Note 2)                                                   15,507                     8,383
DEFERRED COMPENSATION                                                        210                       200
DEFERRED INCOME TAX LIABILITY                                              1,864                     1,864
                                                                           -----                     -----
Total Liabilities                                                         25,179                    17,130
                                                                          ------                    ------

STOCKHOLDERS' EQUITY:
Common stock - authorized 5,000,000 shares,  $2.50 par value; issued:  3,773,000 and 2,829,834 shares in 1999 and 1998 respectively; outstanding:
 3,154,629 and  2,361,231 in 1999 and 1998, respectively                   9,433                     7,075
Additional paid-in capital                                                 4,466                     6,823
Retained earnings                                                         20,720                    18,436
                                                                          ------                    ------
                                                                          34,619                    32,334
Less treasury stock - at cost
  (618,371 and 468,603 shares, respectively)                             (3,099)                   (2,685)
                                                                          -----                     -----
Total Stockholders' Equity                                                31,520                    29,649
                                                                          ------                    ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                    $56,699                   $46,779
                                                                          ======                    ======

See notes to consolidated financial statements.


                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Operations
                                                              (Unaudited)
                                                   ($000's except per share amounts)

                                            Three Months Ended                Six Month Periods Ended
                                              July 4,          June 29,                 July 4,       June 29,
                                                 1999              1998                    1999           1998
                                                 ----              ----                    ----           ----

Net sales                                     $19,321           $17,714                 $40,446        $36,010
Cost of sales                                  13,996            13,196                  29,013         27,022
                                               ------            ------                  ------         ------
Gross margin                                    5,325             4,518                  11,433          8,988
Selling, general and
 administrative expense                         3,548             3,222                   6,853          6,264
                                                -----             -----                   -----          -----
Operating income                                1,777             1,296                   4,580          2,724
                                                -----             -----                   -----          -----

Interest expense                                  343               220                     631            435
Other expenses                                     23                23                      46             42
                                                   --                --                      --             --
Total other expenses                             366                243                     677            477
                                                 ---                ---                     ---            ---

Income before income taxes                      1,411             1,053                   3,903          2,247
Provision for income taxes                        422               400                   1,369            854
                                                  ---               ---                   -----            ---
Net income                                       $989              $653                  $2,534         $1,393
                                                 ====              ====                  ======          =====

Net income per common share
         - Basic                                 $.32              $.19                   $.81            $.39
         - Diluted                               $.30              $.18                    $.76           $.38

Weighted average number of shares
  of common stock outstanding
         - Basic                                3,138             3,450                   3,139         3,590
         - Diluted                              3,334             3,585                   3,343          3,657



See notes to consolidated financial statements.


                                                         ALBA-WALDENSIAN, INC.
                                            Consolidated Statements of Stockholders' Equity
                                                              (Unaudited)
                                                     ($000's except share amounts)

                                                               Additional
                                             Common              Paid-In      Retained          Treasury Stock
                                      Shares         Amount      Capital      Earnings       Shares         Amount            Total
                                      ------         ------      -------      --------       ------         ------            -----
Balance at January 1, 1998         1,886,580         $4,716       $9,182       $13,651      (19,177)         $(137)         $27,412

Purchase of Treasury Stock                                                                 (295,000)        (2,328)          (2,328)

Net Income                                                                       1,393                                        1,393
                                                                                 -----                                        -----

Balance at June 28, 1998           1,886,580         $4,716       $9,182       $15,044      314,177)       $(2,465)         $26,477
                                   =========          =====        =====        ======      =======          =====           ======

Balance at January 1, 1999         2,829,834         $7,075       $6,823       $18,436     (468,603)       $(2,685)         $29,649

Purchase of Treasury Stock                                                                  (30,900)          (604)            (604)

Exercise of Stock Options                                                          (73)      39,120            190              117

Dividends Paid                                                                    (177)                                        (177)

Stock Split                          943,166          2,358       (2,357)                  (157,988)                              1

Net Income                                                                       2,534                                        2,534
                                                                                 -----                                        -----

Balance at July 4, 1999            3,773,000         $9,433       $4,466       $20,720     (618,371)        $(3,099)        $31,520
                                   =========          =====        =====        ======      =======           =====          ======

See notes to consolidated financial statements.


                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)
                                                                              Six Month Periods Ended
                                                                July 4,                           June 28,
                                                                   1999                               1998
                                                                   ----                               ----
OPERATING ACTIVITIES:
 Net income                                                     $ 2,534                            $ 1,393
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                 1,525                              1,216
    Provision for bad debts                                          60                                 90
    Loss on disposal of property                                    (2)                                  2
    Provision for inventory obsolescence                          1,004                                441
  Changes in operating assets and liabilities providing (using) cash:
     Accounts receivable                                        (3,210)                            (1,001)
     Refundable Income Taxes                                       (71)                                 --
     Inventories                                                (3,657)                                137
     Prepaid expenses and other                                   (774)                              (229)
    Accounts payable                                              1,471                               (90)
    Accrued expenses and other liabilities                        (531)                                308
    Income taxes payable                                          (459)                                 88
    Deferred compensation                                            10                                  1
                                                                     --                                  -
Net cash (used in) provided by operating activities             (2,100)                              2,356
                                                                 -----                               -----

INVESTING ACTIVITIES:
 Capital expenditures                                           (2,222)                            (1,770)
 Proceeds from notes receivable                                      --                                  2
                                                                     --                                  -
Net cash used in investing activities                           (2,222)                            (1,768)
                                                                 -----                              ------
FINANCING ACTIVITIES:
 Net borrowings under line
  of credit agreement                                             4,950                              5,490
 Principal payments notes and Capital Leases                      (554)                            (9,824)
 Payment of dividends                                             (177)                                 --
 Proceeds from Issuance of Long Term Debt                           660                              3,664
 Cash proceeds for issuance of stock options                        118                                 --
 Repurchase of capital stock                                      (605)                            (2,328)
                                                                  -----                            -------
Net cash provided by (used in) financing activities               4,392                            (2,998)
                                                                  -----                            -------

NET INCREASE (DECREASE) IN CASH                                      70                            (2,410)
CASH AT BEGINNING OF PERIOD                                          15                              2,416
                                                                     --                              -----
CASH AT END OF PERIOD                                              $ 85                                $ 6
                                                                     ==                                  =





                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)

                                                                        Six Month Periods Ended
                                                                         July 4,                  June 29,
                                                                            1999                      1998
                                                                            ----                      ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                                $547                      $365
    Income taxes                                                          $1,900                      $766


During the first six months of 1999, the Company acquired production equipment totaling $2,503,000 through the issuance of capital leases as compared $180,000 in 1988



See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                    Notes to Consolidated Financial Statement
                                   (Unaudited)


1. UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 4, 1999, and the results of operations for the three and six month periods ended July 4, 1999 and June 29, 1998. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         All per share and weighted average share information for 1998 has been restated to reflect the 3 for 2 stock split effected on November 16, 1998 and the 4 for 3 split effected June 4, 1999.


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

         The loan agreement requires that the Company maintain certain levels of tangible net worth and fixed charge coverage ratios as well as limiting the level of capital expenditures ($16.2 million in 1999) and prohibiting other financing (in excess of $10.5 million in 1999). At July 4, 1999, the Company was in compliance with the covenants contained in the loan agreement.

         During the first six months of 1999, the Company secured $2,503,000 of capital lease financing covering the acquisition of machinery during 1999. This facility is secured by only the acquired machinery, bears interest at rates varying from 7.56% to 7.96% and provides for level monthly payments over its five-year term.







3.       DIVIDENDS

     The Company declared a semi-annual cash dividend of $.075 per share ($177,000) on its common stock payable on February 22, 1999 to shareholders of record on February 12, 1999. Under the Company's loan agreement with a bank (see
Note 2), dividends and repurchases of Company stock may not exceed $4,000,000 during the three-year term of the loan. As of July 4, 1999, dividends and repurchases of Company stock have totaled $3,678,000.


4.   EARNINGS PER SHARE

                      Six Month Period Ended June 28, 1998
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount
(000's, except per share amounts)
Basic EPS
  Net Income                                                     $1,393            3,590              $.39

Effect of Dilutive Securities
  Stock Options                                                      --               67

Diluted EPS
  Net Income                                                     $1,393            3,657              $.38


                       Six Month Period Ended July 4, 1999
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount
(000's, except per share amounts)
Basic EPS
  Net Income                                                     $2,534            3,139              $.81

Effect of Dilutive Securities
  Stock Options                                                      --              204                --

Diluted EPS
  Net Income                                                     $2,534            3,343              $.76






5        SEGMENT INFORMATION

         The following table contains selected information with respect to the Company's business segments:

                                                                             Six Month Periods Ended
                                                                                 July 4,          June 28,
                                                                                    1999              1998
($000's)
Consumer Products
Net sales                                                                        $22,590           $19,637
Segment profit                                                                     3,320             2,259
  % Net sales                                                                      14.7%             11.5%
Segment assets                                                                    33,602               N/A

Health Products
Net sales                                                                        $17,856           $16,373
Segment profit                                                                     3,769             2,703
  % Net sales                                                                      21.1%             16.5%
Segment assets                                                                    12,487               N/A


Segment profit -
  Consumer Products                                                               $3,320            $2,259
  Health Products                                                                  3,769             1,495
                                                                                   -----             -----
    Total segment profit                                                           7,089             2,542
General and administrative expenses                                                2,509             1,114
Other expense, net                                                                   677               233
                                                                                     ---               ---
Income before income taxes                                                        $3,903            $1,195

N/A = Information Not Available

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Liquidity and Capital Resources

         We currently have a three-year $21,000,000 financing facility with a major bank (see Note 2 of Notes to Consolidated Financial Statements). This financing facility provides a revolving loan of up to $15,000,000, depending upon levels of accounts receivable and inventories, a term loan of $3,000,000 and a capital expenditure line of $3,000,000. In addition, the facility permits the Company to secure other outside financing of capital expenditures of up to $10,500,000 in 1999. We have secured a total commitment of $10,500,000 for lease financing in 1999 with two major financial institutions and through the second quarter have funded $2,503,000 of capital expenditures under such leases.


         Working capital continues to be adequate to support the Company's operations. On July 4, 1999, the Company had current working capital of $20,693,000 with a current ratio of 3.7 to 1. This is comparable to $14,888,000 or 3.2 to 1 at December 31, 1998. Working capital increased during 1999 primarily due to a $3,222,000 increase in accounts receivable from an unusually low level of $6,426,000 at December 31, 1998 to $9,648,000 while for the same periods the number of outstanding days sales outstanding decreased from 46.2 to
43.0. Also, inventories have increased by $2,654,000 from $13,622,000 to $16,276,000, partially due to a delay in the completion of certain large orders originally scheduled to ship in the second quarter. Under the terms of our new financing facility, all of our excess cash is used daily to reduce the outstanding balance on our revolving credit line. This results in increasing the amount available to borrow under the revolver while at the same time providing for the maximum short-term investment return on the Company's available cash balances. However, this results in our not reporting normal levels of cash (current asset) which have been utilized to temporarily reduce our revolving credit line (long-term liability). Availability under our revolving credit line totaled $4,358,000 at July 4, 1999.

         Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. During the first six months of 1999, these needs were adequately met through our $21 million financing facility and $2,503,000 of lease financing. Capital expenditures for the first six months of 1999 totaled $4,725,000, reflecting continued expansion of our seamless knitting capacity to meet the increasing demand for our seamless products. This level of capital expenditures compares to $1,770,000 for the first six months of 1998.

         We intend to continue to aggressively expand our seamless knitting capacity in 1999 in response to increasing demand for our seamless women's apparel. In addition to the 66% capacity increase in 1998, we have enough knitting  machines  on order with  scheduled  delivery  dates in 1999 to further increase seamless knitting capacity by another 85% from its beginning 1999 levels. Capital expenditures in 1999 may approximate $16,000,000. This level of investment in the future of our Company will allow us to capitalize on the expanding demand for seamless apparel.

         Cash utilized in operating activities was $2,100,000 in the first six months of 1999 as compared to $2,356,000 of cash generated in the comparable period of 1998. This decrease in cash provided in 1999 was primarily due to a net increase of $3,210,000 in accounts receivable from an unusually low level of $6,421,000 at December 31, 1998 to $9,648,000 at July 4, 1999 coupled with an increase in inventories of $3,657,000.

         Net cash used in investing activities during the first six months of 1999 was $2,222,000 compared to $1,770,000 in 1998. The cash used in each of these two periods was primarily for capital expenditures to expand capacities, and to replace and update plant and equipment. In addition to the $2,222,000 of cash expenditures to acquire productive equipment during the first six months of 1999, the Company also acquired $2,503,000 of equipment through capital lease financing. Financing activities in 1999 included $4,950,000 of funding from the Company's revolving line of credit, the repurchase of 41,310 shares ($605,000) of the Company's common stock and the payment of $177,000 (5.625 cents per post-split share) in cash dividends.

         The Company declared a semi-annual cash dividend of $.075 per share ($.05625 per post-split share) totaling $177,000 on its common stock payable on February 22, 1999, to shareholders of record on February 12, 1999. Under the Company's loan agreement with a bank, dividends and repurchases of Company stock may not exceed $4,000,000 during the three-year term of the loan. At July 4, 1999, dividends and stock repurchases totaled $3,678,000 from the inception of the loan.

         On June 4, 1999, we effected a 4 for 3 stock split in the form of a 33 1/3% stock dividend to shareholders of record as of May 25, 1999. All per share amounts and weighted average share information has been retroactively restated to reflect this stock split. Subsequent to July 4, 1999, we declared a cash dividend of $.075 per share (post-split) payable on August 24, 1999 to common stockholders of record on August 14, 1999.


                                                         Results of Operations

Items as a percentage of sales are reflected in the following table:

                                               Three Month Periods Ended           Six Month Periods Ended
                                          July 4,         June 28,               July 4,          June 28,
                                             1999             1998                  1999              1998
                                             ----             ----                  ----              ----
(%)
Net sales                                   100.0            100.0                 100.0             100.0
Cost of sales                                72.4             74.5                  71.7              75.0
                                             ----             ----                  ----              ----
Gross margin                                 27.6             25.5                  28.3              25.0
Selling, general and
 administrative expenses                     18.4             18.2                  16.9              17.4
                                             ----             ----                  ----              ----
Operating income                              9.2              7.3                  11.4               7.6
Other expense, net                            1.9              1.4                   1.8               1.3
                                              ---              ---                   ---               ---
Income before income taxes                    7.3              5.9                   9.6               6.3
Provision for income taxes                    2.2              2.2                   3.3               2.4
                                              ---              ---                   ---               ---
Net income                                    5.1              3.7                   6.3               3.9


Three Month Periods Ended July 4, 1999 and June 28, 1998

         During the second quarter of 1999, the Company reached record levels of revenues and earnings. Second quarter earnings of $989,000 increased 55.5% as compared to $653,000 in the second quarter of 1998. The quarterly earnings per share of 32 cents (30 cents fully diluted) represented an increase of 67% (diluted) and was a record second quarter for the Company as compared to 19 cents (18 cents fully diluted) per share in the second quarter of 1998. Revenues for the 1999-quarter increased 9.1% reaching a second quarter record level of $19,321,000 as compared to $17,714,000 for the prior year.

         Net sales by division for the second quarter of 1999 compared to the second quarter of 1998 are set forth in the following table ($000's):

                                          Three Month     Periods Ended
                                              July 4,          June 28,        Increase/       % Increase/
                                                 1999              1998       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------

Consumer Products                             $10,529            $9,764             $765              7.8%
Health Products                                 8,792             7,950              842             10.6%
                                                -----             -----              ---
         Total                                $19,321           $17,714           $1,607              9.1%

         Sales of Consumer Products increased $765,000 during the second quarter, or 7.8% over the comparable quarter of 1998. This increase results primarily from continuing acceptance of the Company's seamless women's apparel as consumers continued to respond positively to the unsurpassed fit, comfort and style of seamless intimates and combination innerwear/outerwear products.

         Sales of Health Products increased $842,000 or 10.6% lead by increases in treads and stockinettes.

         Gross margins increased in 1999 to 27.6% of net sales (25.5% in 1998) as the result of increased volume, higher margins on new styles of seamless women's apparel developed after the second quarter of 1998 and tighter cost controls.

         Selling, general and administrative expenses increased 10.1% during the second quarter of 1999, reflective of the higher volumes but remained relatively constant as a percentage of net sales at 18.2% in 1998 and 18.4% in 1999.

         Interest expense increased as a result of higher borrowings under the revolving line of credit agreement to fund increased capital expenditures necessary to continue our aggressive expansion of productive capacity to keep pace with the increasing demand for our products.

Six Month Periods Ended July 4, 1999 and June 28, 1998

         During the first half of 1999, the Company reached record levels of revenues and earnings. This year's earnings of $2,534,000 increased 81.9% as compared to $1,393,000 in the same six months of 1998. The 1999 earnings per share of 81 cents (76 cents fully diluted) represented an increase of 100% (diluted) and was a record first six months for the Company as compared to 39 cents (38 cents fully diluted) per share in the six months of 1998. Revenues for the 1999 year to date period increased 12.3% reaching a first six months record level of $40,446,000 as compared to $36,010,000 for the same six months of the prior year.

         Net sales by division for the first six months of 1999 compared to the first six months of 1998 are set forth in the following table ($000's):

                                            Six Month     Periods Ended
                                              July 4,          June 28,        Increase/       % Increase/
                                                 1999              1998       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------

Consumer Products                             $22,590           $19,637           $2,953             15.0%
Health Products                                17,856            16,373            1,483              9.1%
                                               ------            ------            -----
         Total                                $40,446           $36,010           $4,436             12.3%

         Sales of Consumer Products increased $2,953,000 during the first six months, or 15.0% over the comparable six months of 1998. This increase results primarily from continuing acceptance of the Company's seamless women's apparel as consumers continued to respond positively to the unsurpassed fit, comfort and style of seamless intimates and combination innerwear/outerwear products.

         Sales of Health Products increased $1,483,000 or 9.1% lead by increases in treads and stockinettes.

         Gross margins increased in 1999 to 28.3% of net sales (25.0% in 1998) as the result of increased volume, higher margins on new styles of seamless women's apparel developed after the second quarter of 1998 and tighter cost controls.

         Selling, general and administrative expenses increased 9.4% during the six months of 1999, reflective of the higher volumes but declined as a percentage of net sales from 17.4% in 1998 to 16.9% in 1999.

         Interest expense increased as a result of higher borrowings under the revolving line of credit agreement to fund increased capital expenditures necessary to continue our aggressive expansion of productive capacity to keep pace with the increasing demand for our products.


FORWARD-LOOKING INFORMATION

         We continue to expect the long-term growth of the seamless apparel business to produce outstanding revenue and earnings for Alba, however, we must further develop and expand our manufacturing processes and finishing capacities to keep pace with the marketplace's demand for our seamless products and the rapid expansion of our knitting capacity. Consumer Products' revenues in the second quarter fell short of the 1st quarter as the Company experienced delays in the completion of customer orders caused by production capacity limitations and longer production cycles associated with certain new technology yarns and new product designs. While we are implementing the steps necessary to shorten these production processes and to expand finishing capacity, the effect of certain of these efforts may not be felt until the latter part of 1999.

         Our Health Products Division has performed well through the first six months of 1999 and we anticipate the Division to continue on its steady growth pattern throughout the remainder of the year and into the year 2000.



YEAR 2000 COMPLIANCE

         We have addressed the Year 2000 compliance issues in three parts; our products, our internal systems and third-parties.

         Our Products - Year 2000 compliance is not an issue for any of our products. None of our products, women's hosiery, women's intimate apparel or health products contains date-sensitive-electronic components or date-sensitive software.

         Our Internal Systems - We are confident that all major systems within Alba will be Year 2000 compliant before the turn of the century. For operational reasons, in late 1996 we decided to install a new integrated manufacturing and financial reporting management information system. This new system involved acquiring new system hardware, new PC-based local and wide-area networks and the standardization of PC software. All of these hardware and software systems are Year 2000 compliant. The new system hardware, the new PC-based local area network and the new financial reporting system are now operational. The new manufacturing system and the wide-area network should be operational in the third quarter or early fourth quarter of 1999. Additionally, we have substantially completed our review of all other date-sensitive systems throughout Alba with no material non-compliance problems noted. This review also included non-information technology systems and equipment such as the electronic components of our knitting and other manufacturing equipment.

         Third Parties - Like most all other companies, we are dependent upon our material vendors, suppliers and customers to ensure that we remain a going concern. We are unable to control the actions of others with respect to their Year 2000 compliance. However, our material suppliers, service providers and customers are mostly all very large companies within their own industries and have much at stake in ensuring their own compliance. We are questioning these third parties as to their compliance plans and to date have not been advised of any major non-compliance problems. We expect to complete this process during the third quarter and will then develop contingency plans in indicated problem areas, as feasible. The risks to Alba in this area are obviously significant; for example, we could not operate without a continuous source of electricity to our manufacturing plants and there are no realistic contingency alternatives available. Similarly, there is very little that we can do to continue sales to customers who themselves are unable to operate due to their own failure to ensure Year 2000 compliance.

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

                              ALBA-WALDENSIAN, INC.


Date: August 12, 1999                                 /s/ Glenn J. Kennedy
                                                      --------------------
                                                 Vice President and Treasurer
                                                 (Chief Financial Officer and
                                                  Principal Accounting Officer