Form 10-Q
period 1999-10-03
ALBA WALDENSIAN INC
filed 1999-11-17
CIK 3292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q
(Mark one)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 3, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6150

                              ALBA-WALDENSIAN, INC.
             (Exact name of registrant as specified in its Charter)
     Delaware                                             56-0359780
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                        P.O. Box 100, Valdese, N.C. 28690
               (Address of principal executive offices)(Zip code)

                                 (828) 879-6500
               Registrant's telephone number, including area code

                                      NONE
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of November 8, 1999, the number of common shares outstanding was 3,246,045.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ALBA-WALDENSIAN, INC.
                           Consolidated Balance Sheets
                                    ($000's)
                                   (Unaudited)

                                                                      October 3,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----

ASSETS
CURRENT ASSETS:
Cash                                                                         $94                       $15
Accounts receivable, net of allowance for
 doubtful accounts of $342 and $260, respectively                         10,496                     6,426
Inventories:
  Materials and supplies                                                   4,506                     3,076
  Work-in-process                                                          9,349                     7,048
  Finished goods                                                           3,257                     3,498
                                                                           -----                     -----
Total Inventories                                                         17,112                    13,622
                                                                          ------                    ------

Deferred income taxes                                                        906                       906
Prepaid expenses and other                                                   842                       602
                                                                             ---                       ---
Total Current Assets                                                      29,450                    21,571
                                                                          ------                    ------

PROPERTY AND EQUIPMENT                                                    45,284                    37,441
Less: accumulated depreciation                                          (21,356)                  (19,559)
                                                                         -------                   ------
Net Property and Equipment                                                23,928                    17,882
                                                                          ------                    ------

OTHER ASSETS:
Notes receivable                                                               0                        13
Trademarks and patents                                                       379                       427
Excess of cost over net assets acquired, net                               6,444                     6,886
                                                                           -----                     -----
                                                                           6,823                     7,326
                                                                           -----                     -----

TOTAL ASSETS                                                             $60,201                   $46,779
                                                                          ======                    ======

See notes to consolidated financial statements.


                              ALBA-WALDENSIAN, INC.
                           Consolidated Balance Sheets
                          ($000's except share amounts)

                                                                      October 3,              December 31,
                                                                            1999                      1998
                                                                            ----                      ----
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                      $1,525                      $852
Accounts payable                                                          3,580                      2,989
Accrued expenses                                                           1,688                     2,842
                                                                           -----                     -----
Total Current Liabilities                                                  6,793                     6,683

LONG-TERM DEBT (Note 3)                                                   19,079                     8,383
DEFERRED COMPENSATION                                                        210                       200
DEFERRED INCOME TAX LIABILITY                                              1,864                     1,864
                                                                           -----                     -----
Total Liabilities                                                         27,946                    17,130
                                                                          ------                    ------

STOCKHOLDERS' EQUITY:
Common stock - authorized 5,000,000 shares,  $2.50 par value; issued:  3,773,000 and 2,829,834 shares in 1999 and 1998 respectively; outstanding:
 3,246,045 and 2,361,231 in 1999 and 1998, respectively                    9,433                     7,075
Additional paid-in capital                                                 4,466                     6,823
Retained earnings                                                         21,089                    18,436
                                                                          ------                    ------
                                                                          34,988                    32,334
Less treasury stock - at cost
  (526,955 and 468,603 shares, respectively)                             (2,733)                   (2,685)
                                                                          -----                     -----
Total Stockholders' Equity                                                32,255                    29,649
                                                                          ------                    ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                    $60,201                   $46,779
                                                                          ======                    ======

See notes to consolidated financial statements.



                              ALBA-WALDENSIAN, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                        ($000's except per share amounts)

                                                Three Month Periods Ended                  Nine Month Periods Ended
                                              Oct. 3,         Sept. 27,                 Oct. 3,      Sept. 27,
                                                 1999              1998                    1999           1998

Net sales                                     $19,292           $18,904                 $59,739        $54,914
Cost of sales                                  14,138            13,239                  43,152         40,261
                                               ------            ------                  ------         ------
Gross margin                                    5,154             5,665                  16,587         14,653
Selling, general and
 administrative expense                         3,578             3,368                  10,431          9,633
                                                -----             -----                  ------          -----
Operating income                                1,576             2,297                   6,156          5,020
                                                -----             -----                   -----          -----

Interest expense                                  368               227                     999            612
Other expenses                                     81                83                     127            174
                                                   --                --                     ---            ---
Total other expenses                             449                310                   1,126            786
                                                 ---                ---                   -----            ---

Income before income taxes                      1,127             1,987                   5,030          4,234
Provision for income taxes                        377               755                   1,746          1,609
                                                  ---               ---                   -----          -----
Net income                                       $750            $1,232                  $3,284         $2,625
                                                 ====            ======                  ======          =====

Net income per common share
         - Basic                                 $.23              $.39                  $1.04            $.76
         - Diluted                               $.23              $.37                    $.99           $.74

Weighted average number of shares
  of common stock outstanding
         - Basic                                3,198             3,140                   3,158         3,438
         - Diluted                              3,331             3,326                   3,329          3,545



See notes to consolidated financial statement


                                                         ALBA-WALDENSIAN, INC.
                                            Consolidated Statements of Stockholders' Equity
                                                              (Unaudited)
                                                     ($000's except share amounts)

                                                          Additional
                                   Common                    Paid-In       Retained            Treasury Stock
                                   Shares       Amount       Capital       Earnings         Shares          Amount          Total
                                   ------       ------       -------       --------         ------          ------          -----
Balance at January 1, 1998      1,886,580       $4,716        $9,182        $13,651       (19,177)          $(137)        $27,412
Purchase of Treasury Stock                                                               (310,500)         (2,521)         (2,521)
Exercise of Stock Options                                                        (8)        3,600              26              18
Dividends Paid                                                                 (118)                                         (118)
Net Income                                                                    2,625                                         2,625
                                                                              -----                                         -----
Balance at Sept. 27, 1999       1,886,580       $4,716        $9,182        $16,150     (326,077)        $(2,632)         $27,416
                                =========        =====         =====         ======      =======           =====           ======

Balance at January 1, 1999      2,829,834       $7,075        $6,823        $18,436     (468,603)        $(2,685)         $29,649
Purchase of Treasury Stock                                                               (30,900)           (604)            (604)
Exercise of Stock Options                                                      (215)     130,536             556              341
Dividends Paid                                                                 (416)                                         (416)
Stock Split                       943,166        2,358        (2,357)                   (157,988)                               1
Net Income                                                                    3,284                                         3,284
                                                                              -----                                         -----

Balance at Oct. 3, 1999         3,773,000       $9,433        $4,466        $21,089     (526,955)        $(2,733)         $32,255
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


                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)

                                                                        Nine Month Periods Ended
                                                                         Oct. 3,                Sept. 27,
                                                                            1999                      1998
                                                                            ----                      ----
OPERATING ACTIVITIES:
 Net income                                                              $ 3,284                   $ 2,624
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                                          2,287                     1,847
    Provision for bad debts                                                   90                       135
    Loss on disposal of property                                               2                         2
    Provision for inventory obsolescence                                   1,178                     1,161
  Changes in operating assets and liabilities providing (using) cash:
     Accounts receivable                                                 (4,165)                   (3,035)
     Refundable Income Taxes                                                (69)                        --
     Inventories                                                         (4,669)                   (1,182)
     Prepaid expenses and other                                            (169)                     (251)
    Accounts payable                                                         590                      (93)
    Accrued expenses and other liabilities                                 (696)                       930
    Income taxes payable                                                   (460)                       496
    Deferred compensation                                                     10                         1
                                                                              --                         -
Net cash (used in) provided by operating activities                      (2,787)                     2,635
                                                                          -----                      -----

INVESTING ACTIVITIES:
 Capital expenditures                                                    (4,067)                   (2,383)
 Proceeds from notes receivable                                               18                         1
                                                                              --                         -
Net cash used in investing activities                                    (4,049)                   (2,382)
                                                                          -----                     ------
FINANCING ACTIVITIES:
 Net borrowings under line
  of credit agreement                                                      7,861                     6,245
 Principal payments notes and Capital Leases                               (927)                   (9,951)
 Payment of dividends                                                      (416)                     (118)
 Proceeds from Issuance of Long Term Debt                                    660                     3,664
 Cash proceeds for issuance of stock options                                 343                        18
 Repurchase of capital stock                                               (605)                   (2,521)
                                                                           -----                   -------
Net cash provided by (used in) financing activities                        6,916                   (2,663)
                                                                           -----                   -------

NET INCREASE (DECREASE) IN CASH                                               80                   (2,410)
CASH AT BEGINNING OF PERIOD                                                   15                     2,416
                                                                              --                     -----
CASH AT END OF PERIOD                                                       $ 95                       $ 6
                                                                              ==                         =



                                                         ALBA-WALDENSIAN, INC.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                               ($000's)

                                                                             Nine Month Periods Ended
                                                                         Oct. 3,                 Sept. 27,
                                                                            1999                      1998
                                                                            ----                      ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                                                $899                      $563
    Income taxes                                                          $2,275                    $1,128


During the first nine months of 1999, the Company acquired production equipment totaling $3,776,000 through capital lease financing as compared to $713,000 of production equipment acquired through capital lease financing in 1988



See notes to consolidated financial statements.

                              ALBA-WALDENSIAN, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       SUBSEQUENT EVENT

         On November 8, 1999, the Company signed a definitive agreement (the "Merger Agreement") under which Tefron U.S. Holding Corp. ("Tefron U.S."), a wholly-owned subsidiary of Tefron, Ltd., will, subject to the conditions therein, acquire the Company for $18.50 per share in cash. Tefron will pay approximately $62 million for the Company's common shares. Including assumed debt (see Note 3), the transaction has a total value of approximately $83 million.

         Under the terms of the agreement, which was unanimously approved by the boards of directors of both the Company and Tefron, Ltd., AWS Acquisition Corp., a wholly-owned subsidiary of Tefron U.S., has made a tender offer for 100% of the Company's outstanding shares. Pursuant to the Merger Agreement, following the consummation of the tender offer, AWS Acquisition Corp. will be merged (the "Merger") into Alba-Waldensian and each share of Company common stock then outstanding will be converted into the right to receive $18.50. In connection with the execution of the Merger Agreement, each of Alba-Waldensian's two largest shareholders have entered into a Support Agreement (the "Support Agreement") pursuant to which, among other things, they have agreed to tender a majority of the outstanding shares of the Company into the tender offer. The tender offer is conditioned on the valid tender of a majority of the Company's outstanding shares, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. It is anticipated that the transaction will be consummated before year-end 1999.


2.       UNAUDITED FINANCIAL INFORMATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 3, 1999, and the results of operations for the three and nine month periods ended October 3, 1999 and September 27, 1998. These unaudited financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         All per share and weighted average share information for 1998 has been restated to reflect the 3 for 2 stock split effected on November 16, 1998 and the 4 for 3 stock split effected June 4, 1999.

3.       FINANCING

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

         The loan agreement requires that the Company maintain certain levels of tangible net worth and fixed charge coverage ratios as well as limiting the level of capital expenditures ($16.2 million in 1999) and prohibiting other financing (in excess of $10.5 million in 1999). At October 3, 1999, the Company was in compliance with the covenants contained in the loan agreement.

         During the first nine months of 1999, the Company secured $3,776,000 of capital lease financing covering the acquisition of machinery during 1999. This facility is secured by only the acquired machinery, bears interest at rates varying from 7.56% to 8.34% and provides for level monthly payments over its five-year term.

         The Company's loan agreement with the bank includes covenants that the Company shall not "enter into any merger or consolidation" or "enter into any transaction outside the ordinary course of the [Company's] business," and also provides that the occurrence of a "Change of Control" (which includes the acquisition by any person of the right to vote a majority of the Company's common stock) constitutes an event of default. Therefore, the purchase of a majority of the outstanding shares of the Company pursuant to the tender offer, as well the consummation of the Merger thereafter (See Note 1), will constitute events of default under the credit agreement. The execution and delivery of the Merger Agreement and the execution and delivery of the Support Agreement (pursuant to which Tefron U.S. acquired the right to vote a majority of the Company's outstanding shares, subject to the terms of pledge agreements covering some of those shares) may also constitute events of default under those provisions. The bank has waived any events of default resulting from the execution and delivery of the Merger Agreement and the Support Agreement, reserving its existing right to be paid off upon completion of the tender offer. The Company anticipates that Tefron U.S. will cause the Company's existing indebtedness to be refinanced in connection with the completion of the tender offer or the consummation of the Merger; however, there is no financing condition to the tender offer or the Merger.

         Based upon the bank's consent to waive its rights to accelerate the loan prior to the completion of the tender offer and the written financing commitment obtained by Tefron, the Company has reflected its bank debt as long-term in the accompanying financial statements.


4.       DIVIDENDS

         The Company declared a semi-annual cash dividend of $.075 ($0.05625 post-split) per share ($177,000) on its common stock payable on February 22, 1999 to shareholders of record on February 12, 1999. Additionally, the Company increased its semi-annual cash dividend by 33% with the declaration of a $.075 per post-split share ($239,000) on its common stock payable on August 24, 1999 to shareholders of record on August 14, 1999. Under the Company's loan agreement with a bank (see Note 3), dividends and repurchases of Company stock may not exceed $4,000,000 during the three-year term of the loan. As of October 3, 1999, dividends and repurchases of Company stock have totaled $3,917,000.


5.       EARNINGS PER SHARE

                      Nine Month Period Ended Sept. 27, 1998
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount
(000's, except per share amounts)

Basic EPS
  Net Income                                                     $2,625            3,438              $.76

Effect of Dilutive Securities
  Stock Options                                                      --              107

Diluted EPS
  Net Income                                                     $2,625            3,545              $.74


                      Nine Month Period Ended Oct. 3, 1999
                                                                 Income           Shares         Per-Share
                                                            (Numerator)    (Denominator)            Amount
(000's, except per share amounts)

Basic EPS
  Net Income                                                     $3,284            3,158             $1.04

Effect of Dilutive Securities
  Stock Options                                                      --              171                --

Diluted EPS
  Net Income                                                     $3,284            3,329              $.99

6.                                                  SEGMENT INFORMATION

         The following table contains selected information with respect to the Company's business segments:

                                                                             Nine Month Periods Ended
                                                                                 Oct. 4,         Sept. 27,
                                                                                    1999              1998
($000's)
Consumer Products
Net sales                                                                        $33,140           $30,921
Segment profit                                                                     4,476             4,623
  % Net sales                                                                      13.5%             15.0%
Segment assets                                                                    36,008               N/A

Health Products
Net sales                                                                        $26,599           $24,531
Segment profit                                                                     5,535             3,857
  % Net sales                                                                      20.8%             15.7%
Segment assets                                                                    12,922               N/A


Segment profit -
  Consumer Products                                                               $4,476            $4,623
  Health Products                                                                  5,535             3,857
                                                                                   -----             -----
    Total segment profit                                                          10,011             8,480
General and administrative expenses                                                3,855             3,460
Other expense, net                                                                 1,126               786
                                                                                   -----               ---
Income before income taxes                                                        $5,030            $4,234

N/A = Information Not Available

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Merger Transaction

         On November 8, 1999, the Company signed a definitive Agreement (the "Merger Agreement") under which Tefron U.S. Holding Corp., a wholly-owned subsidiary of Tefron, Ltd., will, subject to the conditions therein, acquire the Company for $18.50 per share in cash. See Note 1 of Notes to Consolidated Financial Statements, for further information regarding the Merger Agreement and the transactions contemplated thereby.

                         Liquidity and Capital Resources

         We currently have a three-year $21,000,000 financing facility with a major bank (see Note 3 of Notes to Consolidated Financial Statements). This financing facility provides a revolving loan of up to $15,000,000, depending upon levels of accounts receivable and inventories, a term loan of $3,000,000 and a capital expenditure line of $3,000,000. In addition, the facility permits the Company to secure other outside financing of capital expenditures of up to $10,500,000 in 1999. We have secured a total commitment of $10,500,000 for lease financing in 1999 with two major financial institutions and through the third quarter have funded $3,776,000 of capital expenditures under such leases.

         Working capital continues to be adequate to support the Company's operations. On October 3, 1999, the Company had current working capital of $22,657,000 with a current ratio of 4.3 to 1. This is comparable to $14,888,000 or 3.2 to 1 at December 31, 1998. Working capital increased during 1999 primarily due to a $4,070,000 increase in accounts receivable from an unusually low level of $6,426,000 at December 31, 1998, which resulted from an unusually large payment received a few days prior to year end, to a more normal level of $10,496,000. Also, inventories have increased by $3,490,000 from $13,622,000 to $17,112,000, partially due to the building of knitted inventories as finishing capacity was being expanded (see Results of Operations below) coupled with higher levels of inactive styles as a consequence of the shift of the Company's business into more fashion oriented markets. Under the terms of our new financing facility, all of our excess cash is used daily to reduce the outstanding balance on our revolving credit line. This results in increasing the amount available to borrow under the revolver while at the same time providing for the maximum short-term investment return on the Company's available cash balances. However, this results in our not reporting normal levels of cash (current asset) which have been utilized to temporarily reduce our revolving credit line (long-term liability). Availability under our revolving credit line totaled $1,752,000 at October 3, 1999.

         Liquidity needs are primarily affected by and related to capital expenditures and changes in the Company's business volume. During the first nine months of 1999, these needs were adequately met through our $21 million financing facility and $3,776,000 of lease financing. Capital expenditures for the first nine months of 1999 totaled $7,843,000, reflecting continued expansion of our seamless knitting capacity to meet the increasing demand for our seamless products. This level of capital expenditures compares to $3,096,000 for the first nine months of 1998.

         We intend to continue to aggressively expand our seamless knitting capacity in response to increasing demand for our seamless women's apparel. In addition to the 66% capacity increase in 1998, we have enough knitting machines received or on order with scheduled delivery dates in 1999 to further increase seamless knitting capacity 85% from beginning 1999 levels. Capital expenditures in 1999 may approximate $16,000,000. This level of investment in the future of our Company will allow us to capitalize on the expanding demand for seamless apparel.

         Cash utilized in operating activities was $2,787,000 in the first nine months of 1999 as compared to $2,635,000 of cash generated in the comparable period of 1998. This decrease in cash provided in 1999 was primarily due to a net increase of $4,165,000 in accounts receivable from an unusually low level of $6,426,000 at December 31, 1998, which resulted from an unusually large payment received a few days prior to year end, to $10,496,000 at October 4, 1999 coupled with an increase in inventories of $4,669,000.

         Net cash used in investing activities during the first nine months of 1999 was $4,049,000 compared to $2,382,000 in 1998. The cash used in each of these two periods was primarily for capital expenditures to expand capacities, and to replace and update plant and equipment. In addition to the $4,067,000 of cash expenditures to acquire productive equipment during the first nine months of 1999, the Company also acquired $3,776,000 of equipment through capital lease financing. Financing activities in 1999 included $7,861,000 of funding from the Company's revolving line of credit, the repurchase of 30,900 split-adjusted shares ($605,000) of the Company's common stock and the payment of $416,000 in cash dividends.

         The Company declared a semi-annual cash dividend of $.075 per share ($.05625 per post-split share) totaling $177,000 on its common stock payable on February 22, 1999, to shareholders of record on February 12, 1999. Additionally, the Company increased its semi-annual cash dividend by 33% with the declaration of a $.075 per post-split share ($239,000) on its common stock payable on August 24, 1999 to shareholders of record on August 14, 1999. Under the Company's loan agreement with a bank, dividends and repurchases of Company stock may not exceed $4,000,000 during the three-year term of the loan. As of October 3, 1999, dividends and repurchases of Company stock have totaled $3,917,000.

         On June 4, 1999, we effected a 4 for 3 stock split in the form of a 33 1/3% stock dividend to shareholders of record as of May 25, 1999. All per share amounts and weighted average share information has been restated to reflect this stock split


                                                         Results of Operations

Items as a percentage of sales are reflected in the following table:

                                               Three Month Periods Ended           Nine Month Periods Ended
                                          Oct. 3,        Sept. 27,               Oct. 3,         Sept. 27,
                                             1999             1998                  1999              1998
                                             ----             ----                  ----              ----
(%)
Net sales                                   100.0            100.0                 100.0             100.0
Cost of sales                                73.3             70.0                  72.2              73.3
                                             ----             ----                  ----              ----
Gross margin                                 26.7             30.0                  27.8              26.7
Selling, general and
 administrative expenses                     18.5             17.8                  17.5              17.6
                                             ----             ----                  ----              ----
Operating income                              8.2             12.2                  10.3               9.1
Other expense, net                            2.3              1.7                   1.9               1.4
                                              ---              ---                   ---               ---
Income before income taxes                    5.9             10.5                   8.4               7.7
Provision for income taxes                    2.0              4.0                   2.9               2.9
                                              ---              ---                   ---               ---
Net income                                    3.9              6.5                   5.5               4.8


Three Month Periods Ended October 3, 1999 and September 27, 1998

         1999 yielded record third quarter revenues for the Company. Third quarter earnings of $750,000 decreased 39.1% as compared to $1,232,000 in the third quarter of 1998. The quarterly earnings per share of 23 cents (23 cents fully diluted) compared to 39 cents (37 cents fully diluted) per share in the third quarter of 1998. Third quarter earnings included a one-time pre-tax charge of $258,000 (5 cents per share after tax) relating to severance costs associated with the departure of the Company's chief executive officer in July. Revenues for the 1999-quarter increased 2.1% reaching a third quarter record level of $19,292,000 as compared to $18,904,000 for the prior year.

         Net sales by division for the third quarter of 1999 compared to the third quarter of 1998 are set forth in the following table ($000's):

                                          Three Month     Periods Ended
                                              Oct. 3,         Sept. 27,        Increase/       % Increase/
                                                 1999              1998       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------

Consumer Products                             $10,549           $10,746           ($197)            (1.8%)
Health Products                                 8,743             8,158              585              7.2%
                                                -----             -----              ---
         Total                                $19,292           $18,904             $388              2.1%

         Sales of Consumer Products decreased $197,000 during the third quarter, or 1.8% over the comparable quarter of 1998. This decrease resulted primarily from the division having reached finishing capacity limits for seamless women's apparel. Unanticipated shifts in demand for seamless women's apparel has required the division to introduce new styles requiring different types of sewing for which the Company lacked adequate capacity and which resulted in the Company not being able to meet increased demand for certain styles. In response, we are substantially increasing sewing capacity and expanding dyeing equipment by 25 percent as well as increasing the efficiency of our dyeing facility.

         Sales of Health Products increased $585,000 or 7.2% lead by increased sales of treads and stockinettes.

         Gross margins decreased in 1999 to 26.7% of net sales (30.0% in 1998) primarily as the result of product mix shifts. During the third quarter of 1998, the Company was producing newly developed high volume, high margin styles of seamless women's apparel requiring minimal sewing such as tube tops, bandeaus and dresses. In 1999, demand has shifted toward more complex garments requiring higher levels of specialized sewing and finishing techniques.

         Selling, general and administrative expenses increased $210,000 or 6.2% during the third quarter of 1999, reflective of $258,000 of severance costs associated with the departure of the Company's Chief Executive Officer in July.

         Interest expense increased as a result of higher borrowings under the revolving line of credit agreement to fund increased capital expenditures necessary to continue our aggressive expansion of productive capacity to keep pace with the increasing demand for our products.

Nine Month Periods Ended October 3, 1999 and September 27, 1998

         During the first nine months of 1999, the Company reached record levels of revenues and earnings. Revenues for the 1999-year to date period increased 8.8% reaching a first nine months record level of $59,739,000 as compared to $54,914,000 for the same nine months of the prior year. This year's record nine-month earnings of $3,284,000 increased 25.1% as compared to $2,625,000 in the same nine months of 1998. The 1999 earnings per share of $1.04 (99 cents fully diluted) represented an increase of 33.8% (diluted) and was a record first nine months for the Company as compared to 76 cents (74 cents fully diluted) per share in the nine months of 1998.

         Net sales by division for the first nine months of 1999 compared to the first nine months of 1998 are set forth in the following table ($000's):

                                           Nine Month     Periods Ended
                                              Oct. 3,         Sept. 27,        Increase/       % Increase/
                                                 1999              1998       (Decrease)        (Decrease)
                                                 ----              ----       ----------        ----------

Consumer Products                             $33,140           $30,383           $2,757              9.1%
Health Products                                26,599            24,531            2,068              8.4%
                                               ------            ------            -----
         Total                                $59,739           $54,914           $4,825              8.8%

         Sales of Consumer Products increased $2,757,000 during the first nine months, or 9.1% over the comparable nine months of 1998. This increase resulted primarily from continuing acceptance of the Company's seamless women's apparel as consumers continued to respond positively to the unsurpassed fit, comfort and style of seamless intimates and combination innerwear/outerwear products.

         Sales of Health Products increased $2,068,000 or 8.4% lead by increased sales of treads and stockinettes.

         Gross margins increased in 1999 to 27.8% of net sales (26.7% in 1998) as the result of increased volume, higher margins on new styles of seamless women's apparel developed after the third quarter of 1998 and tighter cost controls.

         Selling, general and administrative expenses increased 8.3% during the nine months of 1999, reflective of the higher volumes but remained relatively constant as a percentage of net sales from 17.6% in 1998 to 17.5% in 1999. In order to support our significant increases in productive capacity and to further improve our quick response research and development strategy, we have approximately doubled our spending for research and development from $648,000 in 1998 to $1,292,000 in 1999. Also included in the 1999 expenses is $258,000 of severance costs associated with the departure of the Company's Chief Executive Officer in July.

         Interest expense increased as a result of higher borrowings under the revolving line of credit agreement to fund increased capital expenditures necessary to continue our aggressive expansion of productive capacity to keep pace with the increasing demand for our products.


FORWARD-LOOKING INFORMATION

         We continue to expect the long-term growth of the seamless apparel business to produce outstanding revenue and earnings for Alba, however, we must further develop and expand our manufacturing processes and finishing capacities to keep pace with the marketplace's demand for our seamless products and the rapid expansion of our knitting capacity. Consumer Products' revenues in the second and third quarters fell short of the 1st quarter as the Company experienced delays in the completion of customer orders caused by production capacity limitations and longer production cycles associated with certain new technology yarns and new product designs. While we are implementing the steps necessary to shorten these production processes and to expand finishing capacity, the effect of certain of these efforts may not be felt until late 1999.

         Our Health Products Division has performed well through the first nine months of 1999 and we anticipate the Division to continue on its steady growth pattern throughout the remainder of the year and into the year 2000.


YEAR 2000 COMPLIANCE

         We have addressed the Year 2000 compliance issues in three parts; our products, our internal systems and third-parties.

         Our Products - Year 2000 compliance is not an issue for any of our products. None of our products, women's hosiery, women's intimate apparel or health products contains date-sensitive-electronic components or date-sensitive software.

         Our Internal Systems - All major systems within Alba will be Year 2000 compliant before year end. For operational reasons, in late 1996 we decided to install a new integrated manufacturing and financial reporting management information system. This new system involved acquiring new system hardware, new PC-based local and wide-area networks and the standardization of PC software. All of these hardware and software systems are Year 2000 compliant. The new system hardware, the new PC-based local area network, wide-area network and the new financial reporting system are now operational. The new manufacturing system will be operational by the end of November 1999. Additionally, we have substantially completed our review of all other date-sensitive systems throughout Alba with no material non-compliance problems noted. This review also included non-information technology systems and equipment such as the electronic components of our knitting and other manufacturing equipment.

         Third Parties - Like most all other companies, we are dependent upon our material vendors, suppliers and customers to ensure that we remain a going concern. We are unable to control the actions of others with respect to their Year 2000 compliance. However, our material suppliers, service providers and customers are mostly all very large companies within their own industries and have much at stake in ensuring their own compliance. We are substantially complete with our questioning these third parties as to their compliance plans and to date have not been advised of any major non-compliance problems. We expect to complete this process during the fourth quarter and will then develop contingency plans in indicated problem areas, as feasible. The risks to Alba in this area are obviously significant; for example, we could not operate without a continuous source of electricity to our manufacturing plants and there are no realistic contingency alternatives available. Similarly, there is very little that we can do to continue sales to customers who themselves are unable to operate due to their own failure to ensure Year 2000 compliance.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on FORM 8-K

a.       Exhibits

3(i) Amended and Restated Certificate of Incorporation of Alba-Waldensian,  Inc.
     as of June 2, 1999
3(ii)Amended and Restated By-Laws of  Alba-Waldensian,  Inc. as of September 30,
     1999
10   Memorandum of Understanding between Alba-Waldensian, Inc. and Lee Mortenson
27   Financial Data Schedule (filed in electronic format only)

 b.   Forms 8-K

                 None
                                                               * * * * *

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              ALBA-WALDENSIAN, INC.


Date: November 17, 1999                        /s/ Glenn J. Kennedy
                                               --------------------
                                               Vice President and Treasurer
                                               (Chief Financial Officer and
                                                Principal Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                                 Commission File Number
   October 3, 1999                                                1-6150


                              ALBA-WALDENSIAN, INC.
                                  EXHIBIT INDEX

Exhibit No.                             Exhibit Description

3(i) Amended and Restated Certificate of Incorporation of Alba-Waldensian,  Inc.
     as of June 2, 1999

3(ii)Amended and Restated By-Laws of  Alba-Waldensian,  Inc. as of September 30,
     1999

10   Memorandum of Understanding between Alba-Waldensian, Inc. and Lee Mortenson

27   Financial Data Schedule (electronic version only)